Form 10QSB
period 1995-03-31
MONARCH BANCORP
filed 1995-05-08
CIK 721670

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  MARCH 31, 1995

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
          For transition period _________________ to _________________

     Commission file number  0-13551

                                 MONARCH BANCORP
        (Exact name of small business issuer as specified in its charter)

       CALIFORNIA                                        95-38663296
(State of incorporation)                      (IRS Employer Identification No.)


            30000 TOWN CENTER DRIVE, LAGUNA NIGUEL, CALIFORNIA  92677
                    (Address of principal executive officers)

                                 (714) 495 3300
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,341,435

                                      INDEX

PART I  -- FINANCIAL INFORMATION

         Item 1.         Financial Statements                               PAGE
                                 Consolidated  Statement of Condition
                                 March 31, 1995 (unaudited) and
                                 December 31, 1994                           2

                                 Consolidated Statement of Operations
                                 (unaudited) for the three months ended
                                 March 31, 1995 and March 31, 1994           3

                                 Consolidated Statement of Cash Flows
                                 (unaudited) for three months ended
                                 March 31, 1995 and March 31, 1994           4

                                 Notes to consolidated financial statements  5


         Item 2.         Management's  Discussion and Analysis of
                         Operations                                        6 - 9

Part II -- Other Information

         Item 1.         Legal Proceedings                                  10

         Item 2.         Change in Securities                               10

         Item 3.         Defaults Upon Senior Securities                    10

         Item 4.         Submission of Matters to a Vote of Security
                         Holders                                            10

         Item 5.         Other Information                                  10

         Item 6.              Exhibits and Reports on Form 8-K              10

Signatures                                                                  10

PART 1 ITEM 1
FINANCIAL STATEMENTS

MONARCH BANCORP
CONDENSED, CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(000's omitted)

ASSETS                                             31-MAR-95          31-DEC-94
                                                   ---------          ---------
   Cash and due from banks                          $ 3,835            $ 4,762
   Interest bearing deposits and
        investment securities                        17,733             17,520
   Federal funds sold                                10,250              5,891
   Loans and leases (net)                            29,383             30,051
   Premises and equipment                               632                650
   Other real estate owned                              617                617
   Other assets                                         871                683
                                                   --------           --------
      Total assets                                 $ 63,321           $ 60,174
                                                   --------           --------
                                                   --------           --------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits                                        $ 55,978           $ 58,643
   Notes payable                                          0                 54
   Other borrowings                                     163                173
   Deferred gain on sale of assets                        0                  0
   Accrued interest payable and other liabilities       412                402
                                                   --------           --------
      TOTAL LIABILITIES                              56,553             59,272

   Common stock, no par value,
      authorized 25,000,000 shares
       5,341,435 and  794,324 shares outstanding at
      3/31/95 and at 12/31/94, respectively          13,036              7,368
   Accumulated deficit                               (5,955)            (5,937)
   Unrealized appreciation (depreciation) on
      investment securities available for sale         (150)              (356)
   Deferred charge related to KSOP                     (163)              (173)
                                                   --------           ---------
      TOTAL SHAREHOLDERS' EQUITY                      6,768                902

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 63,321           $ 60,174
                                                   --------           --------
                                                   --------           --------


                            (see accompanying notes)

MONARCH BANCORP
CONDENSED, CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                       FOR THE THREE MONTH PERIOD ENDED
                                                      ----------------------------------
(000's omitted)                                       31-MAR-95                31-MAR-94
                                                      ---------                ---------
INTEREST AND LOAN FEE INCOME:
        Investment securities                           $  259                 $  204
        Federal funds sold                                  48                     21
        Loans and leases                                   691                    700
                                                           ---                    ---
                TOTAL INTEREST INCOME                      998                    925

INTEREST EXPENSE:
        Deposits                                           285                    265
        Notes payable                                        1                      1
                                                           ---                    ---
                TOTAL INTEREST EXPENSE                     286                    266
                                                           ---                    ---

NET INTEREST INCOME                                        712                    659

        Less increase in provision for loan losses           0                      0
                                                           ---                    ---

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        712                    659

OTHER OPERATING INCOME:
        Service charges on deposit accounts                117                    101
        Other service charge and fee income                 67                     66
        Other income                                       172                      0
                                                           ---                    ---
                TOTAL OTHER INCOME                         356                    167

OTHER OPERATING EXPENSES:
        Salaries and benefits                              430                    404
        Office operations                                  287                    232
        Depreciation                                        40                     49
        Advertising and marketing                           31                     37
        Other real estate owned                             12                      5
        Professional services                               63                     54
        Other                                               30                      1
                                                           ---                    ---
                TOTAL OPERATING EXPENSES                   893                    782

Net income before provision for taxes                      175                     44
        Provision for taxes                                 (7)                     0
                                                           ---                    ---
NET INCOME AFTER PROVISION FOR TAXES                     $ 182                 $   44
                                                           ---                    ---
                                                           ---                    ---

PER SHARE INFORMATION
        Number of shares (Weighted average)            835,563                794,324
        Income per share (dollars)                       $0.22                  $0.06

                            (see accompanying notes)

MONARCH BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                               FOR THREE MONTH PERIOD ENDED
                                                              ------------------------------
(000's omitted)                                               31-MAR-95            31-MAR-94
                                                              ---------            ---------
Cash flows from operating activities:
Net income                                                     $   182             $    44
    Adjustments to reconcile net income
    to net cash provided by operating activities:
        Provision for loan loss                                      0                   0
        Depreciation, amortization                                 (40)                (49)
        Increase  (decrease) in accrued interest
            payable and other liabilities                           10                 (97)
        Increase in accrued interest
            receivable and other assets                           (188)               (233)
                                                               -------             -------
            NET CASH (FROM) USED BY OPERATING ACTIVITIES           (37)               (335)

Cash flows from investing activities:
    Principal payments received on investment securities           169               5,575
    Purchases of investment securities                            (250)             (5,959)
    Increase in net loans                                          623                 367
    Proceeds from sale of oreo                                       0               1,252
    Additions to premises and equipment                            (22)                (10)
                                                               -------             -------
            NET CASH USED BY INVESTING ACTIVITIES                  520               1,225

Cash flows from financing activities:
    Net decrease in demand and savings deposits                 (2,665)               (442)
    Repayment of debt                                              (54)                  0
    Proceeds from issuance of common stock                       5,668                 284
    Proceeds from issuance of debt                                   0                   0
                                                               -------             -------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     2,949                (158)

Net increase (decrease) in cash and cash equivalents             3,432                 732

Cash and cash equivalents at beginning of three month period    10,653               8,346
                                                               -------             -------

CASH AND CASH EQUIVALENTS AT THE END OF THREE MONTH PERIOD     $14,085             $ 9,078
                                                               -------             -------

NON-CASH ACTIVITIES:
    Property acquired through foreclosure                      $     0             $   810
                                                               -------             -------
                                                               -------             -------
    Repayment of KSOP debt                                     $    10             $     9
                                                               -------             -------
                                                               -------             -------
    Equity adjustments for FASB 115 changes to AFS securities  $   206            ($   119)
                                                               -------             -------
                                                               -------             -------



                            (see accompanying notes)

                                 MONARCH BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995

1. In the opinion of management of Monarch Bancorp (the "Company"), the following accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company at March 31, 1995, and the consolidated results of operations for the three months ended March 31, 1995 and March 31, 1994, and the cash flows for the same three month periods. These consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

2. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

CAPITAL ISSUES

On March 31, 1995, the Company completed the first closing of an expected two part private placement stock offering. The first closing provided approximately $5.7 million net of expenses. Proceeds from the offering were used to: (i) increase the Company's investment in Monarch Bank by $3.6 million and thereby meet and exceed the requirements of regulatory Orders to increase the Bank's capital by not less than $2 million and to a Tier 1 Leverage Capital Ratio of not less than 7.0% (the Bank's leverage ratio as of March 31, 1995 was 7.85%); repay the remaining $53,500 in Company debt; and as a cash reserve for the Company of approximately $2 million.

While all capital requirements have now been met, the Company anticipates a final closing of the private placement during the second quarter of 1995 with an approximate additional $1.1 million in gross proceeds (approximately $1 million after fees), and is currently preparing a shareholders' rights offering which it anticipates filing in the second quarter, and which is anticipated to add an approximate additional $2.1 million in gross proceeds (approximately $1.9 million net proceeds after fees and costs). The final stage of the private placement is dependent on regulatory approvals of change of control files which, if approved, will result in two individual shareholders each owning in excess of approximately 12% of the Company.

Available cash from the first closing and any proceeds from an additional closing of the private placement and rights offering will be used as backup financial support for the Bank and/or for growth for the Company and Bank. Although the Company has had preliminary discussions regarding acquisitions with a number of financial institutions.

REGULATORY MATTERS

Since December 1994, the Bank has been operating under a Federal Deposit Insurance Corporation (FDIC), Section 8(b) Order and a California State Banking Department (SBD), 1913 Order (the "Orders"). The Orders contain similar provisions covering three main areas and direct the Bank (1) to increase capital by a specific amount and to specific ratios by April 30, 1995, (2) to improve credit administration, and (3) to generally improve other written internal policies and procedures.

As of March 31, 1995, the Bank is in full compliance with all Order provisions relating to capital and capital ratios. In late December 1994 and the start of 1995, the Bank implemented a specific action plan to address each of the issues in the Orders. As of April 28, 1995, Management has taken specific actions to improve credit administration including writing revised policies for lending and loan administration, made certain staffing changes to improve technical lending skills, and actively working to reduce loans classified during a 1994 examination of the Bank by the FDIC and SBD. As of March 31, 1995, the Bank was in compliance with specified targets for reductions in classified assets from the 1994 examination and had also decreased these classified assets to below the specified target level for June 1995. In addition to capital and credit administration activities, the Bank has also taken action to revise and/or improve written internal policies and procedures. In Management's opinion, the Bank, as of March 31, 1995 is in full compliance with each of the sections in the Orders and, in several instances, is in compliance with sections with future date requirements. While the Bank has met and exceeded the capital requirements and completed to the best of its knowledge the work needed to comply with the other sections of the Order, if the FDIC and Superintendent at their next examination find that the Company has complied with the terms of the Orders, the Orders may be removed. The Bank's compliance with the terms of the Orders will be determined by the FDIC and/or the Superintendent on their next examinations of the Company and the Bank. The FDIC and Superintendent, as of April 28, 1995, had not examined the Bank and made a determination of the Bank's compliance with the Orders, and there can be no assurance given that in their next examination the FDIC and/or the Superintendent will agree with Management's analysis. The Bank's regulatory agencies are required to examine the Bank within certain stated time frames, and Management of the Company believes the Bank will be examined before the end of the second quarter of 1995. If the Bank is found not to be in compliance with the Orders, the Bank could be subject to further Orders, and the Board of Directors could be subject to the assessment of civil money penalties from the Bank's regulatory agencies.

ECONOMIC CONDITIONS

Orange County continues to experience residual fallout from the recession and from the bankruptcy filing by the County. Current economic data, including financial data and earnings reports of community banks located in Orange County, suggests that a recovery is ongoing. Most community banks have reported improved first quarter earnings and decreases in the level of nonperforming loans. Current unemployment data released in April shows a decrease from 6.7% a year ago to 5.1% for the current period (versus a current 5.5% for the Nation and 8.0% for Los Angeles County). Real estate data shows similar values between a year ago and current information for the median home resale prices after a period of several years' decrease in values. Permits for housing construction also show a major improvement compared to prior years with 725 permits issued in the current period versus 498 a year ago.

While economic conditions appear to be improving, there are still credit concerns for business borrowers who have finally reached their limit and can no longer continue operation. Even with decreasing unemployment, there are still individuals who are losing their jobs and loan repayment ability because of business consolidations or, in the case of Orange County workers or businesses directly related to the County, from the bankruptcy. The Bank has made every effort to work with each borrower or business and to factor both known problems and the potential for the unexpected into current credit decisions, into credit administration for the existing portfolio, and into its assessment of the adequacy of the Reserve for Loan Losses.

RESULTS OF OPERATIONS

The first quarter $182,000 profit had three components (1) a $171,000 recovery (net of expenses) for a fidelity bond claim from a prior period loss; (ii) a recapture of a prior year tax payment for $7,000; and (iii) a small operating profit for the quarter. The Bank also accrued $30,000 for an anticipated and negotiated legal settlement which was paid in April.

The new capital which will provide a material base for income in future quarters was received on March 31, 1995 and had no real financial impact except to increase deposits and total assets as of the last day of the quarter.

NET INTEREST INCOME

Increasing interest rates allowed the Bank to increase the comparative quarterly Net Interest Income by $73,000. Using quarter end data, which is generally consistent with quarterly averages, the major components of earning assets show (dollars in thousands):

                                                      MARCH          MARCH
                                                       1995           1994
                                                      ------         ------
          Federal Funds Sold                          10,250          4,030
          Net Loans                                   29,383         33,914
          Investments                                 17,733         22,256
                                                      ------         ------
                         Earning Assets               57,366         60,200

In mid-March 1994, the average prime rate was 6.0%, the Fed Funds rate was 3.25%, the yield on the investment portfolio was 4.87%. Since March 1994 interest rates were progressively increased by the Federal Reserve, and in March 1995 the average for prime rate was 9.0%, the Federal Fund rate was near 6.0%, and the Bank's investment portfolio was yielding just over 6.0%

INTEREST EXPENSE

Expenses for deposits have also been impacted by the overall increase in interest rates for the first quarter of 1995 when compared to the same period in 1994. Since 1993 the Bank has very carefully controlled interest rates on deposits to maintain core banking relationships rather than to attract new depositors during a period when the Bank needed to control its capital ratios and during a period of very slow loan demand. As the Bank resumes its growth following the March 31, 1995 recapitalization, it expects to see its cost of funds increase as it raises rates to attract new deposits at a time when most banks and financial institutions are becoming far more rate competitive for insured deposits. Banks are also competing for an increasingly small share of the deposit pool as many investors have moved funds to non-insured deposit products.

PROVISION FOR LOAN LOSSES

The Bank had a major increase in its Allowance for Loan Losses in December 1994. This large increase was made based on a careful analysis of the existing portfolio, on a contingent factor for the possibility of new problem assets as a result of the carryover from the recession, and on a careful review of the Bank by the Financial Advisors who assisted in the structuring and completion of the private placement. A continued discussion of the Allowance and credit administration is included in a later section of this MD&A.

NON-INTEREST INCOME

The net settlement for the bond claim is included in Other Income and this $171,000 accounts for a majority of the $189,000 increase in Non-interest Income. During the past year, the Bank has consistently worked to increase its normal service charge income by reducing the level of waived charges. Specific income generated in the first quarter of 1995 from NSF checking activities showed a marginal increase over the same period in 1994. NSF activity has been consistent for several years with no measurable losses from this deposit activity. The Bank continues to call each NSF customer and to work with each customer to insure their checks are covered; in some instances the Bank will allow a short term overdraft for customers who have other compensating balances or who have known financial strengths.

OPERATING EXPENSES

SALARY AND BENEFITS increased for the comparative periods by $26,000; however, this includes unequal adjustments for the cash surrender value of Bank owned insurance policies on senior officers. Actual salary expenses were approximately $14,000 higher in the first quarter of 1995 than the same period in 1994 because of the addition of a new, experienced VP level loan officer at the start of 1995 before other staffing changes were completed later in the quarter.  The increased salary expense is directly
related to staffing changes being made to improve credit administration.   The
Bank instituted a full salary freeze in mid-1993 and this freeze has been continued through the first quarter of 1995. A $55,000 comparative increase in OFFICE OPERATIONS for the first quarter of 1995 is reflective of a $50,000 extra ordinary recovery in 1994. On a direct comparison basis, operations expenses have been relatively flat for the two comparative quarters. DEPRECIATION EXPENSE has declined by $9,000 for the comparative quarters as older but functional equipment becomes fully depreciated. PROFESSIONAL SERVICES expenses increased for the comparative quarters because of increased costs relating to regulatory issues. OTHER expenses includes the $30,000 accrued expense for a legal settlement that was negotiated in February and March and paid in April 1995.


CREDIT ADMINISTRATION

The Bank has taken several steps to improve credit administration and its focus on credit quality including but not limited to: specific staffing changes to improve technical lending skills; increased emphasis in anticipatory analysis of the adequacy of the Allowance for Loan Losses for unknown credit problems during the end of a recession and slow start of a recovery cycle; and investing time and expense in revising and updating written policies and procedures.

While progress is being made in credit administration, nonperforming loans are still higher than desired and a number of borrowers are on various workout schedules and plans.

On a comparative basis, problem loan and loan related data are detailed in the following tables:

                                        MARCH       DEC.      MARCH        DEC.
                                         1995       1994       1994        1993
                                        -----       ----      -----        ----
   Charge offs                            163        992        498         815
   Recoveries                               6         78         15          16
   OREO                                   617        617        810       1,293
   Nonaccrual Loans                       454        431      1,415       2,420
   Accruing loans past due 90 +           487        362        334         505
   Allowance for Loan Losses              980      1,137        471       1,055
   Period-end Gross Loans              30,413     31,040     34,498      35,369

Ratio comparison to Period-end Gross Loans and OREO to

   Charge offs                           0.5%       3.1%       1.4%        2.2%
   Recoveries                            0.0%       0.2%       0.0%        0.0%
   OREO                                  2.0%       1.9%       2.3%        3.5%
   Nonaccrual Loans                      1.5%       1.4%       4.0%        6.6%
   Accruing loans past due 90 +          1.6%       1.1%       1.0%        1.4%
   Allowance for Loan Losses             3.2%       3.6%       1.3%        2.9%

The Bank has one OREO property that has been written down to 90% of the lower of the appraised value or expected market value. This property is currently for sale and the Bank is making every effort to sell it at a market value. The property is located in an exclusive residential area that was especially hard hit by the large drop in million dollar residences in California over the past few years.

Nonaccrual loans and loans past due 90 + days are generally collateralized and/or in the process of collection. Possible losses associated with nonperforming loans have been factored into the Allowance for Loan Losses on best estimates of collateral values and borrowers' expected repayability.

In addition to directed attention to nonperforming loans, the Bank also has focused careful attention on loan underwriting standards and is being very selective in approving new loans.

FORWARD LOOKING

The Company expects to continue to focus on a final closing for the private placement and the pending rights offering to generate sufficient cash and equity to realistically begin to plan for some form of growth for the Company. It currently has adequate cash reserves to continue as a strong financial support for possible growth by the Bank as the local economy begins to revive after the prolonged recession. The Company has not opened specific discussions for acquisitions or mergers with other financial institutions but has had preliminary discussion with a number of financial institutions and investors.

As of March 31, 1995, the Bank has met all of its regulatory capital commitments and has sufficient excess equity to allow for reasonable growth that is expected to coincide with a recovery of the local economy. Nonperforming assets, while improving, still require a significant amount of management time and continue to be of primary importance in working to generate sustainable profitability. At present, the Bank does not expect to introduce any new products or services but does expect to carefully focus on traditional community banking products and high quality customer service.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               None

ITEM 2. CHANGES IN SECURITIES

               None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5. OTHER INFORMATION

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monarch Bancorp

Date:     May 12, 1994                       /s/ E. Lynn Caswell
                                             -------------------------
                                             E. Lynn Caswell,
                                             Chairman of the Board and CEO


Date:     May 12, 1994                       /s/ William C. Demmin
                                             -------------------------
                                             William C. Demmin
                                             Executive Vice President and CFO