Form 10QSB
period 1995-06-30
MONARCH BANCORP
filed 1995-08-10
CIK 721670

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended  JUNE 30, 1995


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      For transition period _________________ to _________________



 Commission file number  0-13551
                         -------



                                  MONARCH BANCORP
           (Exact name of small business issuer as specified in its charter)



           CALIFORNIA                                   95-38663296
  (State of incorporation)                   (IRS Employer Identification No.)


               30000 TOWN CENTER DRIVE, LAGUNA NIGUEL, CALIFORNIA  92677
                       (Address of principal executive officers)


                                   (714) 495 3300
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.  Yes __X__   No _____


                        APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,341,435
                                            ---------

                                        INDEX


PART I -- FINANCIAL INFORMATION


     Item 1.     Financial Statements                                      Page
                                                                           ----
                    Consolidated Statement of Condition
                    June 30, 1995 (unaudited)                                2

                    Consolidated Statement of Operations
                    (unaudited) for the three and six months ended
                    June 30, 1995 and June 30, 1994                          3

                    Consolidated Statement of Cash Flows
                    (unaudited) for six months ended
                    June 30, 1995 and June 30, 1994                          4

                    Notes to consolidated financial statements               5

     Item 2.     Management's  Discussion and Analysis of
                 Operations                                                6 - 9

PART II -- OTHER INFORMATION


     Item 1.     Legal Proceedings                                          10

     Item 2.     Change in Securities                                       10

     Item 3.     Defaults Upon Senior Securities                            10

     Item 4.     Submission of Matters to a Vote of Security Holders        10

     Item 5.     Other Information                                          10

     Item 6.     Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                                  11

PART 1 ITEM 1
FINANCIAL STATEMENTS


                                     MONARCH BANCORP
                        CONDENSED, CONSOLIDATED BALANCE SHEET
                                       (UNAUDITED)
                                     (000'S OMITTED)

                                          ASSETS

                                                                            June 30,
                                                                              1995
                                                                            --------
Cash and due from banks..................................................... $ 3,750
Interest bearing deposits and investment securities.........................  23,680
Federal funds sold..........................................................   6,660
Loans (net).................................................................  26,429
Premises and equipment......................................................     642
Other real estate owned.....................................................     889
Other assets................................................................   1,176
                                                                             -------
    TOTAL ASSETS............................................................ $63,226
                                                                             -------
                                                                             -------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits.................................................................... $55,653
Other borrowings............................................................     153
Accrued interest payable and other liabilities..............................     473
                                                                             -------
    TOTAL LIABILITIES.......................................................  56,279

Common stock, no par value, authorized 25,000,000 shares
    5,431,434 shares outstanding as of June 30, 1995........................  13,036
Accumulated deficit.........................................................  (5,947)
Unrealized appreciation on investment securities
    available for sale......................................................      11
Deferred charge related to KSOP.............................................    (153)
                                                                             -------
    Total Shareholders' Equity..............................................   6,947
                                                                             -------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................... $63,226
                                                                             -------
                                                                             -------


                            (see accompanying notes)

                                MONARCH BANCORP
               CONDENSED, CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                (000'S OMITTED)


                                           For the six months ended      For the three months ended
                                           ------------------------      --------------------------
                                           30-Jun-95      30-Jun-94      30-Jun-95        30-Jun-94
                                           ---------      ---------      ---------        ---------
INTEREST AND LOAN FEE INCOME
    Investment securities..................   $  618         $  438         $  359           $  234
    Federal funds sold.....................      138             53             90               32
    Loans..................................    1,348          1,436            657              736
                                              ------         ------         ------           ------
        TOTAL INTEREST INCOME..............    2,104          1,927          1,106            1,002

INTEREST EXPENSE
    Deposits...............................      604            542            319              277
    Notes payable..........................        1              1              0                0
                                              ------         ------         ------           ------
        TOTAL INTEREST EXPENSE.............      605            543            319              277
                                              ------         ------         ------           ------
NET INTEREST INCOME........................    1,499          1,384            787              725
    Less increase in provision for loan losses   125              0            125                0
                                              ------         ------         ------           ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES................    1,374          1,884            662              725

OTHER OPERATING INCOME
    Service charges on deposit accounts....      229            195            112               94
    Other service charges and fee income...      132            135             65               69
    Miscellaneous income...................      172              0              0                0
                                              ------         ------         ------           ------
        TOTAL OTHER INCOME.................      533            330            177              163

OTHER OPERATING INCOME
    Salaries and benefits..................      843            832            413              428
    Office operations......................      573            528            286              296
    Depreciation...........................       81             97             41               48
    Advertising and marketing..............       60             69             29               32
    Other real estate owned................        1              8            (11)               3
    Professional services..................      136            114             73               60
    Other..................................       30              2              0                1
                                              ------         ------         ------           ------
        TOTAL OPERATING EXPENSES...........    1,724          1,650            831              868

Net income before provision for taxes......      183             64              8               20
    Provision for taxes....................       (7)             0              0                0
                                              ------         ------         ------           ------
Net income after provision for taxes.......   $  190         $   64         $    8           $   20
                                              ------         ------         ------           ------
PER SHARE INFORMATION
    Number of shares.......................3,093,141        794,324       5,341,434         794,324
    Income per share.......................    $0.06          $0.08           $0.00           $0.03



                            (see accompanying notes)

                                   MONARCH BANCORP
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                   (000'S OMITTED)

                                                              For six month period ended
                                                               ------------------------
                                                               30-Jun-95      30-Jun-94
                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income................................................   $   190         $   64
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Provision for loan loss...............................       125              0
        Write down in value of REO through Loan
            Loss Reserve......................................         0            554
        Depreciation, amortization............................       (81)           (97)
        Increase (decrease) in accrued interest
            payable and other liabilities.....................        71            (97)
        Increase in accrued interest receivable
            and other assets..................................      (493)          (310)
                                                               ---------      ---------
            NET CASH (FROM) USED BY OPERATING
                ACTIVITIES....................................      (188)           114

CASH FLOWS FROM INVESTING ACTIVITIES
    Principal payments received on
        investment securities.................................       915          6,188
    Purchase of investment securities.........................    (6,707)        (5,351)
    Net (increase) decrease in net loans......................     3,186           (188)
    Proceeds from the sale of OREO............................         0          1,229
    Additions to premises and equipment.......................       (73)           (13)
                                                               ---------      ---------
            NET CASH FROM (USED) BY
                INVESTING ACTIVITIES..........................    (2,679)         1,865

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in demand and savings deposits...............    (2,990)        (1,979)
    Repayment of debt.........................................       (54)             0
    Proceeds from issuance of common stock....................     5,668              0
                                                               ---------      ---------
            NET CASH PROVIDE (USED) BY
                FINANCING ACTIVITIES..........................     2,624         (1,979)
    Net increase (decrease) in cash and
        cash equivalents......................................      (243)             0
    Cash and cash equivalents at
        beginning of six month period.........................    10,653          8,346
                                                               ---------      ---------
    CASH AND CASH EQUIVALENTS AT THE
        END OF SIX MONTH PERIOD...............................   $10,410        $ 8,346
                                                               ---------      ---------
NON-CASH ACTIVITIES
    Property acquired through foreclosure.....................   $   272        $ 1,113
                                                               ---------      ---------
    Repayment of KSOP debt....................................   $    20        $    19
                                                               ---------      ---------
                                                               ---------      ---------
    Equity adjustment for FASB 115
        changes to AFS Securities.............................   $   368        $   226
                                                               ---------      ---------
                                                               ---------      ---------


                            (see accompanying notes)

                                 MONARCH BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1995


1. In the opinion of management of Monarch Bancorp (the "Company"), the following accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company at June 30, 1995, and the consolidated results of operations for the three and six months ended June 30, 1995 and June 30, 1994, and the cash flows for the comparable six month periods. These consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

2. The results of operations for the three and six months period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. NEW ACCOUNTING STANDARDS: In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118 in October 1994. This statement amends FASB statements Nos. 5, "Accounting for Contingencies," and 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." This statement prescribes that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurements of the impairment can be based on the expected future cash flows of an impaired loan which are to be discounted at the loan's effective interest rate or impairment can be measured by reference to an observable market price, if one exists, or the fair value of collateral of a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis except that collateral dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. Additionally, the statement prescribes measuring impairment of a restructured loan by discounting the total expected future cash flows at the loan's effective rate of interest in the original loan agreement. Finally, the impart of initially applying the statement is reported as part of bad-debt expense. The Company adopted FASB 114 and 118 as of January 1, 1995.

    In December 1991, the FASB issued SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Implementation of SFAS N0. 107 is required for fiscal years ending after December 15, 1992 for institutions with assets greater than $150 million, and for fiscal years ending after December 15, 1995 for all other institutions, however, earlier adoption is permitted. SFAS No. 107 requires disclosures about fair value for all financial instruments.The Company will implement the new standard in 1995.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

OVERVIEW

On March 31, 1995, the Company completed a $6.1 million private placement and issued 5,555,556 new shares of common stock at a price of $1.35 per share. The proceeds from the offering were used to pay expenses of approximately $470,000; $3.6 million to increase the Company's investment in Monarch Bank its wholy owned subsidiary; and $2.1 million was retained by the company as operating cash and for possible future investments. The funds used to recapitalize the Bank on March 31, 1995 were sufficient to increase the Bank's leverage capital ratio to over 7.9% of average assets. On June 30, 1995 the Company made a further $250,000 capital contibution to the Bank, and the Bank's leverage capital ratio reached approximately 8.3%.

On July 14, 1995 Company commenced a shareholders' rights and public offering for an additional 3,177,296 shares of common stock at a price of $1.35 per share. The rights are exercisable until August 18, 1995, and the public offering expires on September 2, 1995 unless it is extended until October 2, 1995. The Company anticipates that a significant number of these shares will be purchased with estimated maximum proceeds net of expenses of approximately
$4 million.   No specific determination or requirements have been made
relating to the proceeds from the rights and public offering, and no plans currently exist to increase the Bank's capital.

During July 1995 the Bank submitted the required quarterly status reports to the FDIC and Superintendent of Banks in compliance with certain regulatory Orders signed in December 1994 with the FDIC and Superintendent. Specifically, the Bank reported that it: (i) meets and exceeds a requirement to increase its leverage capital ratio by April 30, 1995 to 7.0% and to maintain it at or above this level during the life of the Orders; (ii) has met and exceeded the required reductions in the level of classified assets from the June 1994 regulatory examinations; (iii) made significant changes in staff and in credit administration procedures to measurably strengthen this area of the Bank's operations; and (iv) revised several of its internal policies to include discussion of specific topics and standards that are deemed of importance by bank regulators. In management's opinion, the Bank is in compliance with each of the covenants of the Orders as of June 30, 1995, and the Bank has made every effort to meet and or exceed compliance with the Orders.

On April 28, 1995, the Bank employed Mr. Louis F. Cumming as Executive Vice
President and Senior Credit Officer.   Mr. Cumming has over 30 years of major
and community bank credit and credit administration experience. His appointment along with the employment of three new, very experienced loan officers to replace officers who are no longer with the Bank has significantly enhance the technical lending and business development skill levels of the loan staff including strong lending focus on commercial, installment, construction, and loan workouts.

The local economy in the second quarter of 1995 continued to show both signs of recovery and frustration over the uncertainties of the exact level of
economic disruption from the bankruptcy of Orange County.   The impact of the
bankruptcy appears to be much less evident in the south of the County which is generally a new area with numerous cities which were incorporated in the past five years. These cities and the remaining unincorporated area are much less dependent on the employment and cash flow from the County than the central and northern areas.

RESULTS OF OPERATIONS

During the second quarter of 1995, the Bank, having met its capital goals and having surpassed all ratios needed to be classified as "well capitalized", began to focus a majority of its attention on: (i) assimilating the new loan officers into its operations; (ii) in completion of work to comply with the technical issues scheduled for the second quarter relating to the Orders; and
(iii) in instituting an active business development program to rebuild its
loan portfolio.    The recession, which limited availability of credits at
acceptable levels of quality; reductions in the Bank's capital in 1993 and 1994 and associated regulatory pressures to improve capital ratios; and the restructuring of the lending function of the Bank all combined to significantly reduce total outstanding loans with the Bank's total outstanding loans decreasing from December 31, 1994 to June 30, 1995 by approximately $3.2 million. The Bank's loan to deposit ratio was at an all
time low of 46% as of June 30, 1995.   Funds not used for lending have been
either held in temporary investments or included in the Bank's available for sale investment portfolio, but these funds provide measurably lower yields
than loans.   Business development activities are expected to produce a
consistent level of new loan activity during the third and fourth quarters of 1995, and the Bank's "pipeline" of loans that are in the active negotiation stage supports projections for loan growth that will build through 1996.

NET INTEREST INCOME

The changing interest rate environment from 1994 to 1995 provided almost a 300 basis point increase in many of the Bank's earning assets but a much smaller increase in its cost of funds. The Bank's cost of funds (including non-interest bearing demand accounts) was approximately 1.8% in December 1994 and 2.2% in June. Increased rates on earning assets in part compensated for a relative shift from loans to investments with a comparative increases in Total Interest Income of $177,000 and $104,000 for the respective six and three month periods ended June 30, 1995.

Changes in the interest rate environment combined with expected repricing in the floating rate available for sale (AFS) portfolio resulted in a positive $365,000 swing in the FASB 115 equity adjustment from December 31, 1994 to June 30, 1995. This accounting based volatility in the AFS portfolio has been recognized by bank regulators and is not used in their capital calculations or in calculations of capital adequacy.

PROVISION FOR LOAN LOSSES

The Bank increased its Allowance for Loan Losses (Reserve) in the second quarter of 1995 by $125,000 but did not make a provision in the first
quarter.   Analysis of the reserve in the second quarter including
considerations of the following statistical considerations (dollars, 000's omitted except where indicated):

                                                June 95      March 95      Dec 94      June 94
                                                -------      --------      ------      -------
Provision expense for loan losses                   125             0         995            0
Allowance for loan losses                           677           980       1,137          365
Charge offs                                         592           163         992          825
Recoveries                                            7             6          70           59
                                                -------      --------      ------      -------
  Net charge offs                                   585           157         912          766

OREO                                                889           617         617        1,639
Nonaccrual loans                                    208           487         431          300
Accruing loans past due 90+ days                    650           980         362          449
  Net "problem assets"                            1,747         2,084       1,410        2,388

End of period gross loans                        27,165        30,413      31,092       33,545
Reserve to end of period gross loans               2.5%          3.2%        3.7%         1.1%


The Bank adopted FASB 114 as amended by FASB 118 as of January 1, 1995. Implementation of this accounting standard is based on the identification of impaired loans which is consistent with the banking industry's traditional nonaccrual classification. As of June 30, 1995, the Bank had four impaired loans totaling $208,000. Cash interest income on these accounts totaled $691 year-to-date and interest (nonaccrual status) not booked or collected at
contract rates totaled $11,635.   One $2,260 loan which is unsecured is the
only loan known to be related to the bankruptcy of Orange County, and the borrower expects to be able to repay all principal and interest once he gets payment from the County. The total amount of Reserves associated with these impaired loans is approximately $20,000.

OREO represents two properties that were owned by the Bank as of June 30, 1995. One property with a book value of $617,000 was sold and escrow closed on August 1, 1995 with a small gain on sale. The other property was acquired at the end of the quarter and is listed for sale.

As of June 30, 1995 five loans totaling $650,000 were past due more than 90 days and still on an accrual basis. They are well collateralized and in the process of collection. No loss is expected from these loans based on current information and/or workout plans.

The Bank did not have a Provision for Loan Loss expense in the first quarter of 1995 since a large part of the $995,000 Provision expense in 1995 was made in the fourth quarter of 1995 and because of there were no specific changes in the portfolio in the first quarter that had not been previously identified. During the second quarter of 1995 the Bank charged off, as expected, loans totaling $429,000 when collection efforts were unsuccessful
although some recovery is still expected on these loans.   During the second
quarter the Bank adjusted its formula for calculating the Reserve and increased the average percentage used for loans classified substandard from 6.5% to 10.5% and for the unclassified portion of the portfolio from 1.0% to 1.2%. These changes were based on a weighted average migration analysis that placed the highest weight on the most recent periods which also had the most
significant loss factors.    The known condition of the current loan
portfolio, collateral values, problem loans, changes in loan staff, the overall shrinkage of the portfolio in the past several years, and the apparent static economic condition were all carefully considered in the second quarter review of the adequacy of the
Reserve.   In completing the second quarter Reserve analysis, management attempted to be pessimistic in both assigning possible loss factors to individual loans and in increasing percentages used for some groups of loans while at the same time being more assertive in working with the few remaining
problem borrowers on workout programs.    While every effort has been made to
maintain the Reserve at a level sufficient to cover any realistic loss exposure, there can be no assurances that unanticipated complications in the economic recovery will not result in deterioration for one or more borrowers who are currently meeting their payment obligations and loan covenants.

OTHER OPERATING INCOME

Deposit service charges increased by 19% and 17% for the respective three and six months ending June 30, 1995 versus the same periods in 1994 primarily from increased income from NSF income from checks paid or rejected against insufficient funds. The Bank is one of the few banks who continues to call each person on the NSF list each day and bases its decision to pay or reject checks on confirmed deposits of good funds; funds held in other accounts; or specific knowledge of its customers. Any resultant overdrafts are very short-term and as a rule must be covered the next day. The Bank has had virtually no losses from handling NSF items and actural overdrafts have average less than $15,000 per day in 1995.

A $172,000 bond claim settlement in the first quarter of 1995 is included as Miscellaneous Income and represents a majority of the year-to-date income.

OTHER OPERATING EXPENSES

During the first six months of 1995, the Bank carefully monitored all expenses while focus was directed toward recapitalization of the Bank. Recapitalization was completed in the first quarter of the year and attention shifted toward restructuring credit administration in preparation for rebuilding the Bank's loan portfolio, its primary earnings assets; however, the Bank has entended its two year salary freeze until at least the end to the third quarter. Staff restructuring expenses accounted for the small increase in Salary expenses for the comparative six month periods and the small decrease in the three month period ended June 30, 1995. Office
Operations decreased in the comparative second quarters by $10,000.   The
Bank had a refund of previously paid OREO expenses in the second quarter for
a net positive for this account.   Legal expenses were the only expense
account to show a material gain in the second quarter, and this was due to additional expenses associated corporate matters and regulatory issues plus additional legal expenses for relating to problem loan workouts.

LIQUIDITY -- COMPANY ONLY

The Company, prior to the completion of the March 31, 1995 private placement, had limited cash liquidity to meet operating expenses and no direct source of
income.   Following the private placement, the Company currently has approximately $1.8 million in cash resources to meet its operating needs and
for future investments.   The Company also liquidated all of its direct
borrowings on March 31, 1995 and has no outstanding debt.

PART II. OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS
                Not applicable


    ITEM 2. CHANGES IN SECURITIES
                Not applicable


    ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                Not applicable


    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            PROPOSAL 1 -- The Company's Annual Shareholders' Meeting was held on July 17, 1995. The following eight (8) directors were elected to the Board of Directors for the next year or until the next Annual Meeting of Shareholders, or until their successors are elected and have qualified:

                                              For     Against    Abstain
                                             -----    -------    -------
               Rice E. Brown                 98.4%       0.0%       0.0%
               E. Lynn Caswell               98.4%       0.0%       0.0%
               Raymond B. Cox                99.4%       0.0%       0.0%
               William C. Demmin             98.4%       0.0%       0.0%
               Alfred H. Jannard             98.4%       0.0%       0.0%
               Cheryl Moore                  98.4%       0.0%       0.0%
               Margaret A. Redmond           98.4%       0.0%       0.0%
               John W. Rose                  98.4%       0.0%       0.0%


            PROPOSAL 2 -- Amendment to Monarch Bancorp 1993 Stock Option Plan
                                             96.7%       0.7%       0.0%

            PROPOSAL 3 -- Directors Deferred Compensation Plan and Trust
                                             97.7%       0.4%       0.3%

    ITEM 5. OTHER INFORMATION
                Not applicable


    ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K
                Not applicable

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MONARCH BANCORP
                                 (Registrant)



                            _______________________
                                E. Lynn Caswell
                               President and CEO.



                           ________________________
                               William C. Demmin
                         Executive Vice President and
                           Chief Financial Officer



                             ______________________
                                 August 9, 1995