Form 10QSB
period 1995-09-30
MONARCH BANCORP
filed 1995-11-13
CIK 721670

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON D.C. 20549

                                    FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended SEPTEMBER 30, 1995

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]   No [ ]


                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,228,332

                                           INDEX

PART I --  FINANCIAL INFORMATION

           Item 1.   Financial Statements                                 Page
                                                                          ----
                     Consolidated Statement of Condition
                     September 30, 1995 (unaudited)                         2

                     Consolidated Statement of Operations
                     (unaudited) for the three and nine months ended
                     September 30, 1995 and September 30, 1994              3

                     Consolidated Statement of Cash Flows
                     (unaudited) for nine months ended
                     September 30, 1995 and September 30, 1994              4

                     Notes to consolidated financial statements             5

           Item 2.   Management's Discussion and Analysis of
                     Operations                                           6-8

PART II -- OTHER INFORMATION

           Item 1.   Legal Proceedings                                      9

           Item 2.   Change in Securities                                   9

           Item 3.   Defaults Upon Senior Securities                        9

           Item 4.   Submission of Matters to a Vote of Security Holders    9

           Item 5.   Other Information                                      9

           Item 6.   Exhibits and Reports on Form 8-K                       9

SIGNATURES                                                                 10

PART 1 ITEM 1
FINANCIAL STATEMENTS


                                   MONARCH BANCORP
                        CONDENSED, CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
                                   (000's OMITTED)


                                        ASSETS

                                                                   SEPTEMBER 30,
                                                                       1995
                                                                       ----
Cash and due from banks__________________________________________     $ 4,162
Interest bearing deposits and investment securities______________      23,618
Federal funds sold_______________________________________________      10,881
Loans (net)______________________________________________________      28,415
Premises and equipment___________________________________________         611
Other real estate owned__________________________________________         180
Other assets_____________________________________________________         807
                                                                      -------
  TOTAL ASSETS___________________________________________________     $68,674
                                                                      -------
                                                                      -------


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits_________________________________________________________     $57,330
Other borrowings_________________________________________________         143
Accrued interest payable and other liabilities___________________         615
                                                                      -------
  TOTAL LIABILITIES______________________________________________      58,088

Common stock, no par value, authorized 25,000,000 shares
  8,228,332 shares outstanding as of September 30, 1995__________      16,500

Accumulated deficit______________________________________________      (5,847)
Unrealized appreciation on investment securities
  available for sale_____________________________________________          76
Deferred charge related to KSOP__________________________________        (143)
                                                                       -------
  Total Shareholders' Equity_____________________________________       10,586
                                                                       -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY__________________      $68,674
                                                                       -------
                                                                       -------



                                   (see accompanying notes)

                                       MONARCH BANCORP
                         CONDENSED, CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)
                                       (000's OMITTED)

                                    FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                    -------------------------  --------------------------
                                     30-SEPT-95   30-SEPT-94    30-SEPT-95    30-SEPT-94

INTEREST AND LOAN FEE INCOME
   Investment securities__________   $   977       $   669       $   359       $   231
   Federal funds sold_____________       232            87            94            34
   Loans__________________________     2,019         2,163           671           727
                                     -------       -------       -------       -------
     TOTAL INTEREST INCOME________     3,228         2,919         1,124           992

INTEREST EXPENSE
   Deposits______________________        961           818           357           276
   Notes payable_________________          1             2             0             1
                                     -------       -------       -------        ------
     TOTAL INTEREST EXPENSE______        962           820           357           277
                                     -------       -------       -------        ------

NET INTEREST INCOME______________      2,266         2,099           767           715
   Less increase in provision
    for loan losses______________        135           545            10           545
                                     -------       -------       -------       -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES________     2,131         1,554           757           170

OTHER OPERATING INCOME
   Service charges on deposit
    accounts______________________       141           136            52            50
   Temporary overdraft charges____       214           158            74            49
   Data processing income_________        56            91            12            30
   Other service charge and fee
    income________________________        49            45            21            19
   Miscellaneous income___________       274            73            42            25
                                     -------       -------       -------       -------
      TOTAL OTHER INCOME__________       734           503           201           173

OTHER OPERATING INCOME
   Salaries and benefits__________     1,261         1,248           419           417
   Office operations______________       863           872           290           344
   Depreciation___________________       122           144            41            47
   Advertising and marketing______        89            99            29            30
   Other real estate owned________        29             8            28             0
   Professional services__________       186           191            49            75
   Other__________________________        32             1             2             1
                                     -------       -------       -------       -------
      TOTAL OPERATING EXPENSES____     2,582         2,563           858           914

Net income before provision for
  taxes___________________________       283          (506)          100          (571)
    Provision for taxes___________        (7)            0             0             0
                                     -------       -------       -------       -------
Net income after provision for
  taxes___________________________   $   290       $  (506)      $   100       $  (571)
                                     -------       -------       -------       -------
                                     -------       -------       -------       -------

PER SHARE INFORMATION
  Number of shares________________ 4,365,972       794,324     5,373,511       794,324
  Income per share________________     $0.07        ($0.64)        $0.02        ($0.72)

                                     (see accompanying notes)

                                          MONARCH BANCORP
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)
                                          (000's OMITTED)

                                                         FOR NINE MONTH PERIOD ENDED
                                                         ---------------------------
                                                         30-SEPT-95       30-SEPT-94
                                                         ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income___________________________________________   $   290             $ (506)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan loss____________________________       135                545
    Write down of REO direct expense___________________         0                542
    Depreciation, amortization_________________________      (122)              (144)
    Increase in accrued interest
     payable and other liabilities_____________________       213                 62
    Increase in accrued interest receivable
     and other assets__________________________________      (124)              (275)
                                                          -------            --------
       NET CASH (FROM) USED BY OPERATING
        ACTIVITIES_____________________________________       392                224

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal payments received on
   investment securities_______________________________       996              9,490
  Purchase of investment securities____________________    (6,707)            (4,955)
  Net (increase) decrease in net loans_________________     1,410                167
  Proceeds from the sale of OREO_______________________       617              2,075
  Additions to premises and equipment__________________       (83)               (22)
                                                          -------            --------
      NET CASH FROM (USED) BY
       INVESTING ACTIVITIES____________________________    (3,767)              6,755

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in demand and savings deposits__________    (1,313)             (4,886)
  Repayment of debt____________________________________       (54)                  0
  Proceeds from issuance of common stock_______________     9,132                   0
                                                          -------            --------
      NET CASH PROVIDE (USED) BY
       FINANCING ACTIVITIES____________________________     7,765              (4,886)
  Net increase (decrease) in cash and
   cash equivalents____________________________________     4,390               2,093
  Cash and cash equivalents at
   beginning of nine month period______________________    10,653               8,346
                                                          -------            --------
  CASH AND CASH EQUIVALENTS AT THE
   END OF NINE MONTH PERIOD____________________________   $15,043            $ 10,439
                                                          -------            --------
                                                          -------            --------

NON-CASH ACTIVITIES
  Property acquired through foreclosure________________   $   180            $  2,184
                                                          -------            --------
                                                          -------            --------
  Repayment of KSOP debt_______________________________   $    30            $     28
                                                          -------            --------
                                                          -------            --------
  Equity adjustment for FASB 115
   changes to AFS Securities___________________________   $   432            $   (280)
                                                          -------            --------
                                                          -------            --------

                                        (see accompanying notes)

                              MONARCH BANCORP
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995

1. In the opinion of management of Monarch Bancorp (the
   "Company"), the following accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company at September 30, 1995, and the consolidated results of operations for the three and nine months ended September 30, 1995 and September 30, 1994, and the cash flows for the same nine month periods. These consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

2. The results of operations for the three and nine months period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

   In December 1991, the FASB issued SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Implementation of SFAS No. 107 is required for fiscal years ending after December 15, 1992 for institutions with assets greater than $150 million, and for fiscal years ending after December 15, 1995 for all other institutions, however, earlier adoption is permitted.
   SFAS No. 107 requires disclosures about fair value for all financial instruments. The Company will implement the new standard in 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

OVERVIEW

During September 1995, the Company completed the second phase of a capital restoration plan formulated in late 1994 to increase the capital of the Bank and Company to a level needed to meet certain commitments with the Bank's regulators and to allow for future growth. The capital plan, as completed, included a $6.1 million private placement which closed in March 1995 and a $3.9 million shareholder rights and public offering which was completed in September 1995. Net proceeds after expenses for the combined offerings were approximately $9.1 million of which approximately $3.8 million was used to increase the Bank's equity capital to achieve a capital ratio to meet and exceed the 7.0% Tier 1 leverage ratio defined in agreements between the Bank and its regulators. Additional funds were used to retire all outstanding Company debt on March 31, 1995 ($53,500), and to provide approximately $5 million in cash for investment and possible future growth by the Company. As of September 30, 1995, the Bank's Tier 1 leverage capital ratio was 7.8% and the Company's over 15.4%, and the Bank and Company met and exceeded all of its capital requirements.

REGULATORY ORDERS

The Bank has made and continues to make every effort to meet, and where possible to exceed, the terms of the regulatory Orders with the FDIC and California Superintendent of Banks which were
signed in December 1994.   In management's opinion, the Bank as
of September 30, 1995 was in compliance with the Orders, but does not expect they will be removed or changed until the beginning of 1996 at the earliest. The Bank has provided and will continue to provide its regulators with detailed, written quarterly status reports on each of the provisions of the Orders.

ECONOMIC CONDITIONS

The Bankruptcy of Orange County has not had a measurable impact
on Monarch Bank and its customers.   Based on newspaper reports,
it appears that a bankruptcy workout plan has been or soon will be approved which will allow the county and related entities to resume its normal operations without a constant fear of the
unknown.   Economic reports and forecasts currently reflect
favorable economic information including a recent report that shows unemployment as of September 1995 at 5.1 percent with positive job growth -- a year ago the unemployment rate was 6.0
percent with a high of 7.5 percent in late 1992.   California's
jobless rate in September 1995 was 7.1 percent while the National rate was 5.4 percent. An economist at Cal State University, Fullerton recently reported that the County is "continuing a moderate recover."

RESULTS OF OPERATIONS

The Company had a $100,000 operating profit for the three months ended September 30, 1995 and is finalizing work on restructuring lending and operations to position the Bank for rebuilding a consistent and acceptable income stream.

Since the start of 1995, the Bank has made several change in its lending staff to significantly enhance the overall level of experience and lending skills to both meet the day-to-day administrative needs of the loan portfolio, and to allow for controlled but significant increases in overall lending activity as the economy improves and as the Bank regains momentum following the completion of its capital raising activities.
The Bank is also in the final implementation stage of a major reorganization which has targeted both expense reductions and earnings improvements. This earnings improvement program is being done with the assistance of an outside consultant and is expected to produce measurable results starting in the fourth quarter of 1995 and with significant gains in net income expected 1996 when all of the recommendations are implemented.

NET INTEREST INCOME

The Bank's loan totals both in dollars and as measured by the loan-to-deposit ratio are very low. Average loans and the loan-to-deposit ratio were 57% and $33 million, 54% and $32 million, and 49% and $29.6 million as for September 1994,
December 1994, and September 1995, respectively.   Increase in
interest income in 1995 for the third quarter and for the nine months ended September 30, 1995 have come from increased yield
and income on investments.   A small increase in loan yields has
been offset by a small decrease in loan volumes.    Increasing
the size of the loan portfolio within prudent underwriting standards is being given a highest priority by the Bank's
management.   The Bank now has the staff, lending expertise, and
liquidity to increase loan activity at a time when the economy is showing real signs of recovery.

INTEREST EXPENSE

The cost of deposits has increased in 1995 from both higher deposit competition and from increasing interest rates specifically for certificates of deposit and money market accounts. The repricing cycle for certificates of deposit plus a shift in funds to CD's accounted for a majority of the
increased cost of deposits.    The Bank's yield analysis shows
CD rates averaged 3.6% in September 1994, were under 4.0% in December 1994, but moved to approximately 5.6% in September
1995.   The pattern of increased costs appears to have reached
the limit of the repricing cycle for CD's as of September 1995 and should remain within a narrow range until there is a measurable change in overall interest rates or deposit demand.

PROVISION FOR LOAN LOSSES

The Bank made significant increases in its Reserve in late 1994
and has added $135,000 to the Reserve in 1995.    Based on
management's and the Board of Director's review of the Reserve as of September 1995, the Reserve of $584,000 or 2.01% of gross loans is adequate to meet all known or expected losses. In completing the Reserve analysis, consideration was given to: a) specific estimate reserves for all loans classified as substandard or doubtful; b) an increase in the Reserve for the unclassified portion of the Reserve as determined by a weighted migration analysis of past loan losses; c) the inclusion of a reserve factor for the committed but undisbursed part of the loan portfolio; d) improvements in credit administration as measured by the decreases in past due loans and internally classified loans; and e) the reported improvements in the local economy.

FASB 114 AND FASB 118

The Bank adopted FASB 114 as amended by FASB 118 as of January
1, 1995.   Implementation of this accounting standard is based
on the identification of impaired loans which is consistent with the banking industry's traditional nonaccrual classification.
As of September 30, 1995, the Bank had four impaired loans totaling $358,000. Cash interest income on these accounts totaled approximately $22,000 for the year. The loans are on a
zero interest or nonaccrual status.   The total amount of
Reserves associated with these impaired loans is approximately
$75,000.

OTHER OPERATING INCOME

For the three months ended September 30, 1995, noninterest income increased by approximately $28,000 with positive gains from Temporary Overdraft Charges, a decrease in Data Processing
Income, and some gains in Miscellaneous Income.   The Bank
continues to provide daily telephone calls to customers on the overdraft list but has never had any measurable losses from
overdrafts.   Data processing income on a comparative basis
decreased because of the termination of an item processing contract with another bank at the start of 1995.

OTHER OPERATING EXPENSES

Operating expense decreased in the comparative third quarters primarily because of a one-time rent accounting adjustment for a subleased facility in 1994 versus a recovery of an over payment
of utilities in the 1995.   The Bank has focused on expense
controls and, with the exception of OREO expense, has maintained operating expense at or below prior year levels.

CREDIT ADMINISTRATION

Past due and nonaccrual loans as a percent of total loans were 7.3% in January 1995, 10.5% in March 1995, 6.7% in June 1995 and
2.8% in September 1995.   The recent reductions reflect both
aggressive collection efforts and positive results in developing meaningful loan workout programs with improved collateral and realistic cash flows. It also reflects some improvements in the local economy and renewed optimism about the local economy.

On a relative basis, second quarter data for banks in Orange County in the $50 million to $125 million asset range show average Loan Loss Reserve to Total Loans of 2.53% versus 2.50% for Monarch, Loan to Deposit ratio of 72% versus 47% for Monarch, and Loan Loss Reserve to Non-Performing Loans of 71% to 79% for Monarch.

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

                 Not applicable

     ITEM 2.  CHANGES IN SECURITIES

                 Not applicable

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 Not applicable

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not applicable

     ITEM 5.  OTHER INFORMATION

                 None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 None

                         ---------------------------
                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    MONARCH BANCORP
                                                    ---------------
                                                      (Registrant)



                                       ----------------------------------------
                                                    E. Lynn Caswell
                                                Chairman of the Board,
                                                  President and C.E.O.



                                       ----------------------------------------
                                                     William C. Demmin
                                              Executive Vice President and
                                                 Chief Financial Officer



                                       ----------------------------------------
                                                     November 13, 1995