Form 10QSB
period 1996-03-31
MONARCH BANCORP
filed 1996-05-09
CIK 721670

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  MARCH 31, 1996
                                          --------------

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
          For transition period                   to
                                -----------------    -----------------
          Commission file number  0-13551
                                  -------

                                 MONARCH BANCORP
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

               CALIFORNIA                              95-38663296
               ----------                              -----------
        (State of incorporation)            (IRS Employer Identification No.)


            30000 TOWN CENTER DRIVE, LAGUNA NIGUEL, CALIFORNIA  92677
            ---------------------------------------------------------
                    (Address of principal executive officers)

                                 (714) 495 3300
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X     No
                                                                -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,228,436
                                            ---------

                                      INDEX

PART I  -- FINANCIAL INFORMATION

     Item 1. Financial Statements                                        Page
                                                                         ----
             Consolidated  Balance Sheets as of
             March 31, 1996 (unaudited) and December 31, 1995              3

             Consolidated Statements of Operations (unaudited)
             for the three months ended March 31, 1996 and
             March 31, 1995                                                4

             Consolidated Statements of Cash Flows (unaudited)
             for three months ended March 31, 1996 and March 31, 1995      5

             Notes to consolidated financial statements                    6


     Item 2. Management's Discussion and Analysis of Operations          7 - 12

Part II -- Other Information

     Item 1. Legal Proceedings                                            12

     Item 2. Change in Securities                                         12

     Item 3. Defaults Upon Senior Securities                              12

     Item 4. Submission of Matters to a Vote of Security Holders          12

     Item 5. Other Information                                            12

     Item 6. Exhibits and Reports on Form 8-K                             12

Signatures                                                                13

PART 1 ITEM 1
FINANCIAL STATEMENTS

MONARCH BANCORP
CONDENSED, CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(000's omitted)

ASSETS                                             31-MAR-96           31-DEC-95
                                                   ---------           --------
     Cash and due from banks                       $  3,693            $  4,747
     Interest bearing deposits and
           investment securities                     24,403              28,863
     Federal funds sold                              11,100               2,938
     Loans and leases (net)                          32,328              31,666
     Premises and equipment                             588                 610
     Other real estate owned                            336                 150
     Other assets                                     1,359               1,127
                                                  ---------           ---------
          Total assets                             $ 73,807            $ 70,101
                                                    -------             -------
                                                    -------             -------
LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits                                      $ 62,294            $ 58,742
     Other borrowings                                   121                 132
     Accrued interest payable and
          other liabilities                             310                 230
                                                     ------              ------
          TOTAL LIABILITIES                          62,725              59,104

     Common stock, no par value,
          authorized 100,000,000 shares and
           8,228,436 shares outstanding at
          3/31/96 and at 12/31/95                    16,500              16,500
     Accumulated deficit                             (5,374)             (5,454)
     Unrealized appreciation on
          investment securities available for sale       77                  83
     Deferred charge related to KSOP                   (121)               (132)
                                                     ------              ------
          TOTAL SHAREHOLDERS' EQUITY                 11,082              10,997

          TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                  $ 73,807            $ 70,101
                                                    -------             -------
                                                    -------             -------


                            (see accompanying notes)

MONARCH BANCORP
CONDENSED, CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                FOR THE THREE MONTH PERIOD ENDED
                                                --------------------------------
                                                   31-MAR-96           31-MAR-95
                                                   ---------           ---------
(000's omitted)
INTEREST AND LOAN FEE INCOME:
     Investment securities                           $  403              $  259
     Federal funds sold                                  71                  48
     Loans and leases                                   786                 691
                                                      -----                ----
          TOTAL INTEREST INCOME                       1,260                 998

INTEREST EXPENSE:
     Deposits                                           353                 285
     Notes payable                                        0                   1
                                                       ----                ----
          TOTAL INTEREST EXPENSE                        353                 286
                                                       ----                ----
NET INTEREST INCOME                                     907                 712

     Less increase in provision for
       loan losses                                       50                   0
                                                       ----                ----

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                            857                 712

OTHER OPERATING INCOME:
     Service charges on deposit accounts                131                 117
     Other service charge and fee income                 43                  67
     Other income                                         8                 172
                                                       ----                ----
          TOTAL OTHER INCOME                            182                 356

OTHER OPERATING EXPENSES:
     Salaries and benefits                              419                 430
     Office operations                                  277                 287
     Depreciation                                        44                  40
     Advertising and marketing                           32                  31
     Other real estate owned                              6                  12
     Professional services                              107                  63
     Other                                               15                  30
                                                       ----                ----
          TOTAL OPERATING EXPENSES                      900                 893

Net income before provision for taxes                   139                 175
     Provision for taxes                                 60                  (7)
                                                     ------              ------
NET INCOME AFTER PROVISION FOR TAXES                $    79             $   182
                                                     ------              ------
                                                     ------              ------
PER SHARE INFORMATION
     Number of shares (weighted average)          8,228,436             835,563
     Income per share (dollars)                       $0.01               $0.22



                            (see accompanying notes)

MONARCH BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                FOR THE THREE MONTH PERIOD ENDED
                                                --------------------------------
                                                   31-MAR-96           31-MAR-95
                                                   ---------           ---------
(000's omitted)
Cash flows from operating activities:
Net income                                          $    79           $     182
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
          Provision for loan loss                        50                   0
          Depreciation, amortization                    (44)                (40)
          Increase in accrued interest
               payable and other liabilities             80                  10
          Increase in accrued interest
               receivable and other assets             (158)               (188)
                                                   --------             -------
               NET CASH (FROM) USED BY OPERATING
                    ACTIVITIES                            7                 (37)

Cash flows from investing activities:
     Principal payments received on investment
          securities                                  5,209                 169
     Purchases of investment securities                (784)               (250)
     (Increase) decrease in net loans                  (854)                623
     Proceeds from sale of OREO                           0                   0
     Additions to premises and equipment                (22)                (22)
                                                   --------             -------
          NET CASH USED BY INVESTING ACTIVITIES       3,549                 520

Cash flows from financing activities:
     Net increase (decrease) in demand and savings
          deposits                                    3,552              (2,665)
     Repayment of debt                                    0                 (54)
     Proceeds from issuance of common stock               0               5,668
                                                   --------             -------
          NET CASH PROVIDED BY FINANCING ACTIVITIES   3,552               2,949

Net increase in cash and cash equivalents             7,108               3,432

Cash and cash equivalents at beginning of
     three month period                               7,685              10,653
                                                   --------             -------
CASH AND CASH EQUIVALENTS AT THE END OF
     THREE MONTH PERIOD                           $  14,793            $ 14,085
                                                   --------             -------
                                                   --------             -------
NON-CASH ACTIVITIES:
     Property acquired through foreclosure        $     186          $        0
     Repayment of KSOP debt                       $      11          $       10
     Equity adjustments for FASB 115 changes
          to AFS securities                       $     (19)         $      206





                            (see accompanying notes)

                                 MONARCH BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

1. In the opinion of management of Monarch Bancorp (the "Company"), the following accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company at March 31, 1996, and the consolidated results of operations for the three months ended March 31, 1996 and March 31, 1995, and the cash flows for the same three month periods. These consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

2. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

MANAGEMENT'S DISCUSSION


During the first quarter of 1996, Monarch Bancorp (the Company) and Monarch Bank (the Bank) continued restructuring and rebuilding following the initial recapitalization of the Company and Bank in March 1995 and following the additional capital raised by the Company in September 1995 from a rights and public offering. On a combined basis, the Company increased its equity capital by approximately $10 from its capital activities in 1995. Emphasis during the quarter focused on expanding the size and geographic scope of the Company through a proposed acquisition of another bank; continuing to improve the Bank's credit quality; pre-opening activities for a new Bank branch in Laguna Beach; and the final implementation of the earnings improvement program that started in late 1995.

On March 21, 1996, the Company entered into an Agreement and Plan of Reorganization to acquire all of the issued and outstanding shares of Western Bank (Western), a state chartered bank located in West Los Angeles. Western has five banking offices including its head office in Westwood and branches in Beverly Hills, Century City, Santa Monica and Encino. On December 31, 1995, Western had approximately $400 million in total assets. Under the terms of the Agreement, the cash purchase price will be $17.25 per share if the acquisition is completed by September 30, 1996 or $17.50 if completed after September 30, 1996 and before December 31, 1996. The projected purchase price assuming all outstanding stock options are exercised will be approximately $68.5 million. The proposed acquisition is subject to regulatory approvals and to the Company's ability to raise sufficient additional capital and financing for the acquisition. While no assurance can be made that the Company will be able to raise the needed funds to complete the acquisition or that it will receive the necessary regulatory approvals, Management feels that the acquisition is consistent with long-term plans to increase shareholder value by expanding the size and scope of the Company's operation.

Improvements in credit quality and credit administration that began in April 1995 when the Bank hired a new, very experienced Senior Credit Officer, have continued into 1996. As of March 31, 1995, nonperforming assets included past due loans of $178,000 and $336,000 in OREO. On March 31, 1995, nonperforming loans totaled $841,000 and OREO totaled $617,000. The decrease in nonperforming loans has also been reflected in a decrease in the level of classified assets which represented less than 33% of the Bank's capital and reserves as of March 31, 1996. If a loan payoff that was received in the first part of April 1996 is included, the ratio would have been reduced to 25%. On March 31, 1995, classified assets represented 47% of capital and reserves with approximately $3 million less in loan outstandings.

On April 25, 1996, the Bank filed for regulatory approval to open a new branch in the neighboring city of Laguna Beach. On April 20, 1996, the Bank moved its data/administrative center from leased facilities in Laguna Niguel to leased facilities in Laguna Beach. The new facility will be divided into separate sections for the data/administrative center and from the branch. The Bank currently has a reasonable volume of business for Laguna Beach, and this business is expected to materially increase with a physical presencets in Laguna Beach. The branch is scheduled to be opened on or about June 3, 1996, and will allow the Bank to expand its base of operations in the coastal area of South Orange County.

A majority of the impact of an earnings improvement program that was implemented during the last quarter of 1995 has been completed and accounts for most of the reductions in operating expense classifications discussed in the Results of Operations section.

REGULATORY MATTERS

On March 11, 1996, the FDIC terminated the 8(b) Order which the Bank had signed in December 1994; the Superintendent of Banks had previously terminated its 1913 Order on December 28, 1995. These Orders had included requirements designed to address the Bank's capital ratio, problem loans and nonperforming assets, and other areas primarily related to credit administration. The Bank also agreed to a Memorandum of Understanding with the FDIC that became effective March 11, 1996. The terms of the MOU discuss the continued maintenance of adequate capital and reserves, further reductions in classified assets (which have already been exceeded), and general management issues.

On April 24, 1996, the Bank completed the application process and purchased stock in the Federal Reserve Bank of San Francisco and became a "state-member bank" of the Federal Reserve. As a member bank, the Bank's primary federal regulator is now the Federal Reserve rather than the FDIC; however, the Bank's deposits continue to be insured by the FDIC. The Federal Reserve is also the primary federal regulator for the Company, and membership is expected to reduce some of the overlapping regulatory duplication the Company and Bank had previously experienced.

In addition, on April 24, 1996, the Federal Reserve Bank terminated its Supervisory Letter restrictions and also terminated the Board of Directors Resolutions in effect since October 1993. As a result there are no remaining regulatory restrictions on the Company.

ECONOMIC CONDITIONS

Consistent with national conditions, local news reports continue to reflect slow but positive growth in the Southern California economy. Most noticeable have been the reports of job increases, lower unemployment, stabilization in real estate values, and a lack of negative economic fallout from the Orange County bankruptcy. The improvements in the economy have extended to financial institutions in Orange County, and most community banks are reporting 1996 gains in profits compared to the first quarter of 1995 and significant reductions in problem and classified loans.

RESULTS OF OPERATIONS

A review of the first quarters' operating results for 1996 versus 1995 requires a comparison of the Company and Bank before and after the March 30, 1995 recapitalization which restored the Company and Bank to the "well capitalized" category. The approximately $6 million in cash from the March 1995 private placement by the Company of which $3.6 million was used to recapitalize the Bank and the additional approximately $4 million in additional net proceeds from the September 1995 offerings have provided additional cash that has been moved into earning assets for the Company and Bank. The increased capital also has resulted in improved business development results since the Company and Bank are now designated as "well capitalized".

The $79,000 net-after-tax consolidated profit for the first quarter of 1996 represents normal operating income after a $50,000 provision for loan losses and a provision for income taxes. The $182,000 net profit for the first quarter of 1995 included a nonrecurring settlement of a $171,000 bond claim and maximum utilization of the Company's NOL. The Company's ability to utilize its remaining NOL has been limited under IRS Section 382 which significantly limits the utilization of NOL following a (defined) change of control. There were no material nonrecurring income or expense items for the first quarter of 1996.

     INTEREST INCOME

The $262,000 increase in Interest Income for the comparative quarters of 1996 and 1995 is primarily due to increases in the volume of earning assets. For the first quarter of 1996 average loans totaled $32.3 million and average investments totaled $24.1 million versus average loans of $30.7 million and average investments of $17.5 million for the first quarter of 1995. During the comparative quarters, interests rates as measured by prime rate were approximately 8.25% in 1996 versus approximately 9% in 1995. While increases in the volume of earning assets have been important, the yields on both loans and investments have marginally increased due to higher yields on investments and improvements in loan pricing.

     INTEREST EXPENSE

Average deposits also increased for the comparative quarters by approximately $6.9 million. While the cost of time deposits has increased over the prior year, the changes in the cost of transactional demand and savings accounts have not been material. On a comparative basis, the Bank's cost of funds for the comparative quarters is approximately 20 basis points lower in 1996 than for the first quarter of 1995.

     PROVISION FOR LOAN LOSSES

The Bank has seen material improvements in credit quality as measured by problem loans and classified assets over the past full year. As of March 31, 1996, the Bank has expensed $50,000 to continue to build the loan loss reserve (Reserve) while having net charge-offs of approximately $30,000. The Reserve on March 31, 1996 represented 2.6% of period-end loans while nonperforming loans, and OREO to period-end loans and OREO had been reduced to 0.53%. As of March 31, 1995 these same ratios were 3.2% and 2.0%, respectively.

     NON-INTEREST INCOME

The $14,000 increase in Service Charges on Deposit Accounts represents gains from changes in account analysis charges and procedures that were implemented as part to the earnings improvement program in late 1995. While the Bank has increased some fees and been more proactive in collecting fees, it has not experienced any material loss of deposits or deposit relationships as it continues to play "catch-up" with the pricing structures of the major banks.

Other Service Charges and Fee Income reflects a comparative decrease of $24,000; however, this is distorted due to the $27,000 in item processing income earned in the first quarter of 1995. The item processing contract ended on March 31, 1995, and while the Bank was not able to replace all of this lost income, it has reduced expenses associated with the contract. It also continues to build its payment processing for homeowners associations and other organizations by approximately $1,000 per month (as compared to 1995 HOA income) as part of a longer-term plan to continue to build fee income by utilizing excess capacity and expanding its processing for others.

The most material difference for the comparative quarters is from Other Income and the nonrecurring $171,000 bond claim settlement in 1995 which represented virtually all of the net income for the first quarter of 1995.

     OPERATING EXPENSES

Salary and Benefits decreased for the comparative quarters of 1996 versus 1995 due to reductions in the total number of staff as part of the 1995 earnings improvement program. The Bank ended its salary freeze in December 1995 and granted some merit and promotional salary increase at the end of 1995. The salary freeze had been in effect for approximately two years when it was lifted. The comparative $10,000 decrease in Office Operations expenses is also related to the earnings improvement program which targeted reduced costs from all areas of the Bank's operations. Professional Services expenses increased by $44,000 for the comparative quarters because of costs relating to regulatory issues concerning the Bank's regulatory orders, for legal expenses relating to a settled lawsuit and for consulting expenses.

CREDIT ADMINISTRATION

In 1995, the Bank took aggressive action to materially improve credit administration and its focus on credit quality. These actions included specific staffing changes to improve technical lending skills; increased emphasis in anticipatory analysis of the adequacy of the Allowance for Loan Losses; a commitment to reduce the level of nonperforming and classified loans; and in revising and updating written policies and procedures for lending.

Improvements in credit administration can be seen in the following table:

('000 omitted)                    MARCH     MARCH     DEC.      MARCH     DEC.
                                  1996      1995      1994      1994      1993
                                  ----      ----      ----      ----      ----
  Charge offs                        31       163       992       498       815
  Recoveries                          1         6        78        15        16
  OREO                              335       617       617       810     1,293
  Nonaccrual Loans                  178       454       431     1,415     2,420
  Accruing loans past due 90 +        0       487       362       334       505
  Allowance for Loan Losses         875       980     1,137       471     1,055
  Period-end Gross Loans         33,205    30,413    31,040    34,498    35,369

Ratio comparison to Period-end Gross Loans and OREO to:

  Charge offs                      0.1%      0.5%      3.1%      1.4%      2.2%
  Recoveries                       0.0%      0.0%      0.2%      0.0%      0.0%
  OREO                             1.0%      2.0%      1.9%      2.3%      3.5%
  Nonaccrual Loans                 0.5%      1.5%      1.4%      4.0%      6.6%
  Accruing loans past due 90 +     0.0%      1.6%      1.1%      1.0%      1.4%
  Allowance for Loan Losses        2.6%      3.2%      3.6%      1.3%      2.9%

On March 31, 1996, the Bank had two OREO properties that have been written down to 90% of the lower of the appraised value or expected market value. The properties are for sale and the Bank is making every effort to sell them at appraised value.

Nonaccrual or impaired loans totaled $178,000 on March 31, 1996. Reserves associated with these loans totaled $57,000 or 32%. The Reserves for impaired loans are established based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral for collateral dependent loans. Income on nonaccrual loans is collected on a cash basis. Income collected on a cash basis in 1996 on impaired loans was less than $5,000.

Other than loans internally classified by the Bank under standard regulatory guidelines as substandard, doubtful or loss and under the Bank's classification as special mention, the Bank is not aware of any loan or borrowing relationship that represents more than normal credit exposure.

In addition to directed attention to nonperforming loans, the Bank also has maintained high underwriting standards and is being very selective in approving new loans. This insistence on loan quality has slowed the Bank's efforts to build loan totals, and as of March 31, 1996, the Bank's loan-to-deposit ratio was 53% which is well below the targeted level of plus or minus 70%. The Bank does not expect to sacrifice credit quality just to build loan volume.

FORWARD LOOKING

The Company is actively working on the required regulatory approvals and financing for the acquisition of Western which is expected to be completed by the end of the third quarter or by December 31, 1996. Specific plans relating to the operations of this new subsidiary are currently being reviewed and developed.

The Bank will open its new branch in Laguna Beach on or about Monday, June 3, 1996 and is currently in the final preparation stage for this opening. A major business development program is underway for this new branch to correspond with the closing of the First Interstate Bank branch in Laguna Beach as part of the Wells Fargo acquisition of First Interstate Bank.


PART II   --  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None

ITEM 2.        CHANGES IN SECURITIES

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               During the first quarter of 1996, the Company received an approval from shareholders to increase the number of authorized shares of common stock from 25 million to 100 million as a result of a request for written consent on this proposal. A total of 73% of all shareholders returned the written consent with over 72.8% voting in favor of the proposal.

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               A Form 8-K discussing the proposed acquisition of Western Bank was filed on March 22, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monarch Bancorp

Date:     May 3, 1996                        /s/E. Lynn Caswell
                                             -----------------------------------
                                             E. Lynn Caswell,
                                             President and CEO


Date:     May 3, 1996                        /s/William C. Demmin
                                             -----------------------------------
                                             William C. Demmin
                                             Executive Vice President and CFO