Form 10-Q
period 1996-06-30
MONARCH BANCORP
filed 1996-08-14
CIK 721670

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                     FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended  JUNE 30, 1996


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes /X/   No



                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1996: 8,228,436

                                     INDEX

PART I  -- FINANCIAL INFORMATION

 Item 1.  Financial Statements                                         Page
                                                                       ----
          Consolidated  Balance Sheets as of
          June 30, 1996 (unaudited) and December 31, 1995                3

          Consolidated Statements of  Operations (unaudited)
          for the six months ended June 30, 1996 and June 30, 1995       4

          Consolidated Statements of Cash Flows (unaudited)
          for six months ended June 30, 1996 and June 30, 1995           5

          Notes to consolidated financial statements                     6


 Item 2.       Management's Discussion and Analysis of Operations      7 - 17

 Part II -- Other Information

 Item 1.  Legal Proceedings                                             17

 Item 2.  Change in Securities                                          17

 Item 3.  Defaults Upon Senior Securities                               17

 Item 4.  Other Information                                             17

 Item 6.  Exhibits and Reports on Form 8-K                              17

 Signatures                                                             18

PART 1 ITEM 1
FINANCIAL STATEMENTS

MONARCH BANCORP
CONDENSED, CONSOLIDATED BALANCE SHEET
(UNAUDITED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------




(000's omitted)
                             ASSETS                                     30-JUN-96      31-DEC-95
- ----------------------------------------------------------------        ---------      ---------
Cash and due from banks                                                   $3,997         $4,747
Interest bearing deposits and
  investment securities                                                   25,385         28,863
Federal funds sold                                                        12,894          2,938
Loans and leases (net)                                                    33,839         31,666
Premises and equipment                                                       560            610
Other real estate owned                                                      337            150
Other assets                                                               1,897          1,127
                                                                      ----------     ----------
                                                    TOTAL ASSETS         $78,909        $70,101
                                                                      ----------     ----------
                                                                      ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
- ----------------------------------------------------------------
Deposits                                                                 $67,490        $58,742
Other borrowings                                                             121            132
Accrued interest payable and other liabilities                               254            230
                                                                      ----------     ----------
                                               TOTAL LIABILITIES          67,865         59,104

Common stock, no par value,
  authorized 100,000,000 shares
 8,228,436 shares outstanding at
  6/30/96 and at 12/31/95, respectively                                   16,500         16,500
Accumulated deficit                                                       (5,219)        (5,454)
Unrealized appreciation (depreciation) on investment securities             (116)            83
   available for sale
Deferred charge related to KSOP                                             (121)          (132)
                                                                      ----------     ----------
                   TOTAL SHAREHOLDERS' EQUITY                             11,044         10,997

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $78,909        $70,101
                                                                      ----------     ----------
                                                                      ----------     ----------


                               (see accompanying notes)

MONARCH BANCORP
CONDENSED, CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                            FOR THE SIX MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                            ------------------------     --------------------------
(000's omitted)                                              30-JUN-96      30-JUN-95      30-JUN-96      30-JUN-95
                                                             ---------      ---------      ---------      ---------

INTEREST AND LOAN FEE INCOME:
  Investment securities                                          $904           $618           $501           $359
  Federal funds sold                                              200            138            129             90
  Loans and leases                                              1,584          1,348            798            657
                                                             ---------      ---------      ---------      ---------
                                    TOTAL INTEREST INCOME       2,688          2,104          1,428          1,106

INTEREST EXPENSE:
  Deposits                                                        738            604            385            319
  Notes payable                                                     0              1              0              0
                                                             ---------      ---------      ---------      ---------
                                   TOTAL INTEREST EXPENSE         738            605            385            319
                                                             ---------      ---------      ---------      ---------

NET INTEREST INCOME                                             1,950          1,499          1,043            787

  Less increase in provision for loan losses                      105            125            $55            125
                                                             ---------      ---------      ---------      ---------

      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       1,845          1,374            988            662

OTHER OPERATING INCOME:
Service charges on deposit accounts                               240            229            109            112
Other service charge and fee income                                75            132             32             65
  Gain on sale of assets                                            0            172             (8)             0
                                                             ---------      ---------      ---------      ---------
                                       TOTAL OTHER INCOME         315            533            133            177

OTHER OPERATING EXPENSES:
  Salaries and benefits                                           854            843            435            413
  Office operations                                               381            573            104            286
  Depreciation                                                     89             81             45             41
  Advertising and marketing                                        52             60             20             29
  Other real estate owned                                          14              1              8            (11)
  Professional services                                           331            136            224             73
  Other                                                            65             30             50              0
                                                             ---------      ---------      ---------      ---------
                                 TOTAL OPERATING EXPENSES       1,786          1,724            886            831

Net income before provision for taxes                             374            183            235              8
  Provision for taxes                                            (139)            (7)           (79)             0
                                                             ---------      ---------      ---------      ---------
NET INCOME AFTER PROVISION FOR TAXES                             $235           $190           $156             $8
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

PER SHARE INFORMATION
  Number of shares                                          8,228,436      3,093,141      8,228,436      5,341,434
  Income per share                                              $0.03          $0.06          $0.02          $0.00


                               (see accompanying notes)

MONARCH BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------




                                                                 FOR SIX MONTH PERIOD ENDED
                                                                 --------------------------
(000's omitted)                                                    30-JUN-96     30-JUN-95

Cash flows from operating activities:
  Net income                                                          $235           $190
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Provision for loan loss                                          105            125
      Depreciation, amortization                                       (89)           (81)
      Increase in accrued interest
        payable and other liabilities                                   24             71
      (Increase) decrease in accrued interest
          receivable and other assets                                 (770)          (493)
                                                                 ---------      ---------
          Net cash (from) used by operating activities                (495)          (188)

Cash flows from investing activities:
  Net (increase) decrease in principal reductions
   and purchases of investment securities                           (1,170)        (5,792)
  Net (increase) decrease in net loans                               2,173          3,186
  Additions to premises and equipment                                  (50)           (73)
                                                                 ---------      ---------
      Net cash used by investing activities                            953         (2,679)

Cash flows from financing activities:
  Net (decrease) increase in demand and savings deposits             8,748         (2,990)
  Repayment of debt                                                      0            (54)
  Proceeds from issuance of commom stock                                 0          5,668
                                                                 ---------      ---------
      Net cash provided (used) by financing activities               8,748          2,624

Net increase (decrease) in cash and cash equivalents                 9,206           (243)

Cash and cash equivalents, Beginning of Period                       7,685         10,653
                                                                 ---------      ---------

Cash and cash equivalents, End of Period                           $16,891        $10,410
                                                                 ---------      ---------
                                                                 ---------      ---------
Non-cash Activities:
   Property acquired through foreclosure                                $0           $272
                                                                 ---------      ---------
                                                                 ---------      ---------
   Repayment of KSOP debt                                              $11            $20
                                                                 ---------      ---------
                                                                 ---------      ---------
    Equity adjustments for FASB 115 changes to AFS securities        ($116)          $368
                                                                 ---------      ---------
                                                                 ---------      ---------


                               (see accompanying notes)

                                   MONARCH BANCORP
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1996

1. In the opinion of management of Monarch Bancorp (the "Company"), the following accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company at June 30, 1996, and the consolidated results of operations for the six months ended June 30, 1996 and June 30, 1995, and the cash flows for the same six month periods. These consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

2. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

MANAGEMENT'S DISCUSSION

During the second quarter of 1996, Monarch Bancorp ("the Company") and Monarch Bank ("the Bank") focused on utilization of the increased capitalization of the Company through a variety of activities and related actions. Among other activities, near the end of the quarter the Bank opened a de novo retail branch in Laguna Beach and relocated its data processing facility there. The Company continued its progress toward the acquisition of Western Bank in West Los Angeles, achieved substantial growth in deposits at the Bank, and continued to see increasing loan demand in its marketplace. In addition, continued emphasis on cost controls and credit quality resulted in earnings which approximated budgeted numbers and loan portfolio performance which continued previous positive trends.

The Southern California economy, and particularly that of the Bank's primary market, Orange County, continues to reflect moderate but positive improvements in local economic conditions. Among other trends with noticeable improvement are increased employment and corresponding lower unemployment in the county, stabilization and some increase in real estate values, and the reorganization of, and the emergence from bankruptcy of, Orange County government. Recent state and county reports indicate that job losses from a large reduction in aerospace and defense contracts, and real estate investment in the area and the county during the recession of 1992 to early 1995 have been fully regained and that residential real estate values have increased moderately. The improvement in local economic conditions has extended to the financial institutions in Orange County and to the Bank and are reflected in the Bank's improved loan and deposit totals. As of June 30, 1996, loans and leases approximate $35 million, as opposed to $32 million and the little over $31 million at March 31, 1996 and December 31, 1995, respectively. In addition, deposits as of June 30, 1996, were approximately $72 million as opposed to $62 million and $59 million on March 31, 1996 and December 31, 1995, respectively. Based on existing loan commitments, it is expected that loan activity will increase even more in the third quarter of 1996 and that the improved local economy, as well as the acquisition of two large statewide institutions by other major banks will increase core deposit totals, although not at the pace of the second quarter.

RESULTS OF OPERATIONS

As of June 30, 1996, the Company had consolidated total assets, total deposits and shareholders' equity of approximately $78.9 million, $67.5 million, and $11.0 million, respectively as opposed to $63.2 million, $55.7 million, and
$6.95 million for the period ended June 30, 1995, respectively.   The Company's
shareholders' equity includes depreciation in available-for-sale securities in the amount of $115,800. For the six (6) months ended June 30, 1996, the Company on a consolidated basis recorded net earnings of approximately $235,000.

Other Assets increased by $770,000 from the period ending December 31, 1995. The increase was due primarily to increases of $187,000 in OREO, $93,000 in accrued interest receivable, $70,000 in prepaid insurance and stationery/supplies, $30,000 in miscellaneous receivables, and $365,000 in work in progress accounts for the construction and start-up of the new Laguna Beach branch facility, equipment for a new on-line teller system, and equipment and software for expanded capability to do item processing for another financial institution. These items constitute 97% of the increase and will be cleared by the end of the third quarter.

Nonperforming loans and OREO, which totaled $1.41 million on December 31, 1994, were reduced to $494,000 on December 31, 1995, and presently total $510,600 as of June 30, 1996. Planned workout arrangements are currently in place for all nonperforming assets, and, unless there are any unexpected changes in the financial condition of the borrowers, management is not aware of any additional significant loss potential that has not already been included in the Allowance for Loan and Lease Losses ("ALLL").

Operating profits for the Company and the Bank are dependent on renewed loan growth, and efforts continue to prevent any additional unexpected loan losses which would require additions to the ALLL. Demand for quality loans has increased in the Bank's primary area, as net loans at the Bank were $33.8 million as of June 30, 1996, an increase from $26.4 million as of June 30, 1995. However, as a result of mergers and acquisitions of other financial institutions in the Bank's service area and the Bank's business development activities, total deposits have increased to $67.5 million as of June 30, 1996 from $55.7 million as of June 30, 1995. The Bank's loan-to-deposit ratio, however, has decreased from 53.5% as of March 31, 1996 to 47.8% as of June 30, 1996 as a result of core deposit growth exceeding net loan growth. Management does not anticipate this result to continue over the long term.

During the six (6) months ended June 30, 1996, $36,939 in loans were charged to the ALLL. Because of the increased provisions, the Bank's ALLL increased from $875,000 or 2.63% of gross loans as of March 31, 1996 to $925,000, or 2.7% of gross loans as of June 30, 1996. The increase in the allowance is consistent with the increase in the loan portfolio. Management has completed its quarterly review of the adequacy of the ALLL as of June 30,1996, and has concluded that it is adequate based on all currently available information. Management's review included a detailed loan-by-loan assessment of the portfolio; considered current economic events; and the declining number of past due loans as the loans that were classified as problem loans on June 30, 1996 progress through the workout process and are either charged off or repaid.

On July 14, 1996 the Bank officially opened a branch office located at 401 Glenneyre, Laguna Beach, California. The branch also houses the Bank's data processing system. Based on internal forecasts, the Bank believes the branch will run a deficit of approximately

$100,000 during the remainder of 1996, and will become profitable in the tenth full month of operation.

REGULATORY CAPITAL RATIOS

As of June 30, 1996, the Bank had regulatory capital ratios as follows and was considered to be Well Capitalized by definition:



                                             THE BANK

                                June 30, 1996                          June 30, 1995
                                -------------                          -------------
                              Well Capitalized                        Well Capitalized
                                 Requirement          Actual             Requirement          Actual
                                 -----------          ------             -----------          ------
Leverage Capital Ratio            5.00%               7.57%               5.00%               8.42%
Tier I Risk Based Ratio           6.00%              15.53%               6.00%              15.84%
Total Risk Based Ratio           10.00%              16.78%              10.00%              17.49%


                                             THE COMPANY

                                June 30, 1996                          June 30, 1995
                                -------------                          -------------
                              Well Capitalized                        Well Capitalized
                                 Requirement          Actual             Requirement          Actual
                                 -----------          ------             -----------          ------
Leverage Capital Ratio            5.00%              14.30%               5.00%              10.90%
Tier I Risk Based Ratio           6.00%              29.29%               6.00%              20.67%
Total Risk Based Ratio           10.00%              30.54%              10.00%              21.92%


    INTEREST INCOME

The $451,000 increase in net interest income for the comparative six months ended June 30, 1996 and 1995 is due primarily to increases in the volume of earning assets. For the first half of 1996 outstanding gross loans were $33,780,000 compared to $27,279,000 at June 30, 1995, and investments were $38,279,000 compared to $30,340,000 for the same periods. Although interest rates declined 75-100 basis points between the periods, yields on earning assets increased because of marginally higher yields on investments, improved loan pricing, and reductions in both nonaccrual loans and OREO.

    INTEREST EXPENSE

Interest expense increased by $133,000 for the period ended June 30, 1996 compared to the prior comparative period. The increase was attributable primarily to an increase of 21.2% in deposits, as well as a rise of 25-50 basis points in the competitive pricing of interest-bearing deposits of all kinds during the second quarter of 1996. Overall, the Bank's cost of funds remains low with a strong core deposit base.

    NON-INTEREST INCOME

Non-interest income declined during the comparative six-month periods of June 30, 1996 and June 30, 1995 in the amount of $218,000. The decrease was primarily attributable to a non-recurring recovery of a non-loan item during the period end for 1995. The remaining difference is attributable to decreased item processing income due to the cancellation of a previous contract and reduction of $27,000 in NSF and late fee income due to economic improvements in the local economy. Service charge income grew marginally due to changes in account analysis procedures.

    OPERATING EXPENSE

Operating expense grew during the comparative periods by approximately 3.5%, or $1.79 million for the period June 30, 1996 as compared to $1.72 million. This was due primarily to a 143% increase in Other Professional Services. The increase related primarily to consulting fees related to an earnings improvement program which should result in a $500,000 reduction in Bank overhead on an annual basis, and to legal fees relative to regulatory issues and a settled lawsuit. Salary expense increased 1.3% during the first six months of 1996, about one-third the rate of inflation, and other operating and marketing expenses declined $200,000, or 32%, as a result of the implementation of the earnings improvement program. Further overall benefits are expected in the third and fourth quarters of 1996.

RESIGNATION OF CHIEF FINANCIAL OFFICER

On June 1, 1996, the Chief Financial Officer of the Company, Mr. William Demmin, submitted his resignation effective June 30, 1996, to accept a similar position in another financial institution. Mr. Demmin's resignation was voluntary and was made for purposes of accepting other employment. There was no disagreement as to either his performance or competence in maintaining the Company's financial affairs, nor was there any disagreement between Mr. Demmin and the Company relative to the conduct of its financial affairs and the accuracy of its books.

On July 8, 1996, the Bank retained the services of Ms. Bobbe A. Sigler as Controller and Cashier of the Bank, and Ms. Sigler will serve as the acting Chief Financial Officer and Secretary of the Corporation. Ms. Sigler has many years of experience in independent banks and bank holding companies, and is fully capable of administering the duties of those positions. Ms. Sigler's previous responsibilities include service as an Assistant Controller of Eldorado Bank in Tustin, California from 1983 to 1985, a position as Chief Financial Officer and Executive Vice President of Cerritos Valley Bank in Orange County from 1985 to 1992, and in addition she also had substantial experience as a consultant to other community banking organizations during 1995 and 1996, and as Director of Internal Audit and Controller/Secretary-Treasurer of two non-banking corporations during the last ten years. Ms. Sigler is a long time resident in the bank's trade area and has considerable experience not only in administering the financial affairs of independent banks, but also has experience in Federal Reserve Bank and SEC financial reporting relative to their respective bank holding companies.

A decision will be made at a later time with regard to a permanent replacement at the parent company for Mr. Demmin, after the presumed closing of the Western Bank transaction and a reconstitution of the Company's Board of Directors.

WESTERN BANK ACQUISITION

On March 21, 1996 the Company entered into an Agreement and Plan of Reorganization to acquire all of the issued and outstanding shares of Western Bank ("Western"), a state chartered bank located in West Los Angeles. Western has five offices, including its head office in Westwood. On June 30, 1996 Western had approximately $384 million in total assets. Under the terms of the Agreement the cash purchase price will be $17.25 per share if the acquisition is completed by September 30, 1996, or $17.50 if completed after September 30 and before December 31, 1996. The projected purchase price, assuming all outstanding stock options are exercised, will be approximately $68.5 million. The proposed acquisition is subject to regulatory approvals and the Company's ability to raise sufficient additional capital and financing for the acquisition. As of July 31, 1996 all required regulatory applications have been filed and have been determined to be complete, and the Company believes that the transaction will close on or about September 30, 1996. While no assurance can be given that the Company will be certain to raise the needed funds, as of June 30, 1996, written commitments for common stock purchases in a proposed private placement offering pursuant to SEC Regulation D exceed $55 million and a loan commitment from Northern Trust Company of Chicago, Illinois has been issued for $26.5 million. Thus, the Company believes that it has reliable financial commitments which exceed the amount required to close the transaction, and at the present time expects to have the required funds from private placement common stock purchasers in escrow by September 11, 1996. Pending necessary regulatory approvals, management feels that the transaction will close on or about September 30, 1996, but no later than December 31, 1996, and believes that the acquisition is consistent with long term plans to increase shareholder value by expanding the size and scope of the Company's operations.

As of June 30, 1996, Western Bank had assets of $384 million, total deposits of $343.3 million, and shareholders' equity of $38.9 million, a decrease of $13 million, $14 million, and an increase of $1.4 million, respectively from the period ended December 31, 1995. The bank's equity includes depreciation in the available-for-sale securities in the amount of $1,046,000, as opposed to $54,000 at December 31, 1995.

During 1993, Western sold its interest in the single family Mortgage Banking Division. On August 30, 1993, Western and Lawrence Koppleman and Company ("LK&C") entered into an agreement whereby Western purchased LK&C's 50% interest in the Mortgage Division with the intention of selling the 100% interest to Victoria Mortgage Corporation of San Antonio, Texas.

Subsequently, Western and LK&C entered into a purchase and sale agreement effective August 31, 1993 whereby Western sold all but a minor portion of the servicing rights and the assets of its Mortgage Banking Division to Victoria Mortgage. The sale provided Western with a net-after-tax gain on the sale of $6.6 million, or $1.95 per share in 1993. Victoria assumed the lease of the Mortgage Division; however, the Bank was not released from its obligations under the lease.

Victoria ceased operations in July 1996 and is being liquidated. Approximately 30% of the space has been sublet. There is a pending sublease for the balance of the remaining lease. The consummation of the pending sublease would substantially reduce the lease exposure. Should the sublease not be finalized, the total, pre-tax exposure will be approximately $1.5 million, one half of which would be borne by Koppelman.

In addition to the lease exposure the Bank has a receivable due from Victoria of $276,000. The receivable and the lease liability are shared equally with Lawrence Koppelman & Company.

LAGUNA BEACH BRANCH AND DATA PROCESSING CENTER OF THE BANK

On April 20, 1996 the Bank moved its Data Processing and Administrative Center from leased facilities in Laguna Niguel to new leased branch facilities in Laguna Beach. The Bank is occupying approximately 5,100 sq. ft of premises in downtown Laguna Beach, formerly occupied by another financial institution, and which at one time also served as the headquarters of an independent bank. The facility was remodeled into two approximately equal sections, one occupied by the Data Processing Center and one by the de novo retail branch facility. The lease cost of the new branch facility in Laguna Beach is significantly lower than that of a normal branch operation as a result of the approximately $60,000 per year in savings realized by relocating the Data Processing Center to the new facility.

The Bank already has a substantial customer base in the Laguna Beach market and the branch facility is expected to build on that base. Pro forma profit and loss statements for the branch indicate a break even status within ten months if moderate loan and deposit projections are achieved. The unbudgeted effect on 1996 earnings is expected to be approximately $90,000 - $100,000. The improved Data Processing Center operation is expected to provide additional revenue by expanding its billing services for independent homeowners associations, and from providing item processing services to another Southern California independent bank beginning early in the third quarter.

REGULATORY MATTERS

As previously noted, on March 11, 1996 the FDIC terminated the 8(b) Order which the Bank had executed in December of 1994, and the Superintendent of Banks had previously terminated the 1913 Order on December 28, 1995. At the time of the termination of the FDIC's 8(b) Order the Bank had agreed to a Memorandum of Understanding which was effective March 11, 1996.

On April 24, 1996 the Bank completed the application process and became a member in the Federal Reserve Bank of San Francisco. As a member bank, the Bank's primary federal regulator is now the Federal Reserve Bank rather than the FDIC, although the Bank's deposits continue to be insured by the FDIC. On July 3, 1996, as a result of both Federal Reserve Bank membership and significant improvement in the financial condition and operations of the Bank, the Memorandum of Understanding was terminated by the FDIC. There are no remaining regulatory restrictions on the Company or the Bank.

CREDIT QUALITY AND ALLL ANALYSIS

In the second quarter of 1996, the Bank realized further improvement in the quality and administration of its loan portfolio, and while witnessing increased loan demand and activity, continued its focus on credit quality. A Small Business Administration lending specialist was added to the loan staff, further augmenting improvements already made over the prior twelve months and increasing the Bank's ability to lend to the lower end of the retail market. The Bank had total loan classifications of $1,696,000 or 25% of total capital and reserves at June 30, 1996.

As of June 30, 1996 the Bank still retained two OREO properties that have been written down to the appraised value or expected market value less selling costs. The properties are for sale and the Bank expects that at least one of those properties will be sold at a small gain during the third quarter of the year, after the expiration of the IRS redemption period relative to an existing tax lien which is junior to the Bank's position.

At the end of the second quarter the Bank had no loans which were 90 days or more past due and still accruing interest, and had five loans totaling $173,000 on nonaccrual and therefore, nonperforming loans comprised one-half of one percent of gross loans as of the end of the quarter. Delinquency at the end of the second quarter was 1.2%, approximately 75% below the average of all independent banks in Southern California.

The Bank's Allowance for Loan and Lease Losses (ALLL) was $925,000 as of June 30, 1996, or 2.7% of gross loans outstanding as of the end of the quarter. The Allowance increased, therefore, by $50,000 from the end of the first quarter, with provisions to the Allowance of $55,000 during the quarter and net charge-offs of $5,000. Management does not foresee any significant or unanticipated losses in the third quarter of the year.

Management has completed its quarterly review of the adequacy of the ALLL as of June 30, 1996 and has concluded that it is adequate based on all currently available information. Management's review included a detailed loan-by-loan assessment of the portfolio, considered current economic events, and the declining number of past due loans that were classified as problem loans on June 30, 1996, and believes that collective information supports its determination of adequacy as of the end of the quarter. Trends in performance of the loan portfolio can be seen in the following table:

                                    CREDIT QUALITY


- -------------------------------------------------------------------------------------------------------------------
                                                      FOR THE 6 MONTH PERIODS ENDING :
                                      -----------------------------------------------------------------------------
                                     JUNE 1996         DEC 1995        JUNE 1995         DEC 1994        JUNE 1994
- -------------------------------------------------------------------------------------------------------------------
Charge offs                             36,939          717,052          592,260          991,298          838,669
- -------------------------------------------------------------------------------------------------------------------
Recoveries                               2,499            9,399            7,149           78,317           58,950
- -------------------------------------------------------------------------------------------------------------------
OREO                                   334,935          150,000          889,123          617,275        1,638,835
- -------------------------------------------------------------------------------------------------------------------
Non-accrual Loans                      173,616          344,667          206,772          431,571          299,533
- -------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90+                  0                0          649,791          362,149          450,078
- -------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses              925,018          854,458          677,000        1,136,971          275,000
- -------------------------------------------------------------------------------------------------------------------
Period-end Gross Loans              33,328,151       32,651,701       27,279,238       31,038,431       33,618,417
- -------------------------------------------------------------------------------------------------------------------
Impaired Loans                       1,186,314        1,195,741              ---             ---              ---
- -------------------------------------------------------------------------------------------------------------------
Classified Loans                     1,695,844        2,397,040        2,827,952        3,250,949        1,077,616
- -------------------------------------------------------------------------------------------------------------------
Allowance To Total Loans                  2.7%             2.6%             2.5%             3.6%              .8%
- -------------------------------------------------------------------------------------------------------------------
Allowance To Classified
Assets                                   54.6%            35.6%            23.9%            35.0%            25.5%
- -------------------------------------------------------------------------------------------------------------------

The Bank has established a monitoring system for its loans in order to identify impaired loans, potential problem loans and to permit periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. The monitoring system and ALLL methodology have evolved over a period of years and, while management has disagreed on occasion with certain regulatory examination classifications, such classifications have been incorporated into the determination of the ALLL. The same basic monitoring system and allowance methodology have been in place for the past three years. This monitoring system and allowance methodology include a loan-by-loan analysis for all Classified Loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to the unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends and other inherent risk factors such as economic conditions, risk levels of particular loan categories, internal loan review and oversight, concentrations in the portfolio and changes in the quality of the lending staff of the Bank.

On June 30, 1996, the Bank had two loans which were considered to be impaired under the provisions of FASB114. The two loans total $1,186,000, and both loans have total specific reserves of $300,561 included in the adequacy analysis of the ALLL. Both loans are current as to payment and no loss is foreseen in the third quarter of 1996, although conditions relative to the two credits and their underlying collateral values present risk characteristics should they deteriorate at a future time.

Management believes the above discussion assists in understanding management's handling of, and fluctuations in, the ALLL from time to time. The Bank's monitoring system and allowance methodology have remained relatively consistent throughout the periods discussed and management believes the methodology has been improved consistent with requirements of the regulatory orders and suggestions. In addition, subsequent regulatory examination results have been consistent with this belief. Management also believes this discussion demonstrates a consistent and good-faith effort by management to identify and recognize loan losses on a timely basis in accordance with generally accepted accounting principles. In the past, a difficult economic environment contributed to the difficulty in identifying all borrowers whose financial condition had deteriorated until the loans themselves exhibited defined weaknesses. While the situation appears to have stabilized, management also believes the monitoring mechanisms are in place and that credit administration has been improved such that emerging loan problems are identified on a timely basis. The chart shown in Exhibit "A" attached tracks key criteria used in the analysis of the adequacy of the ALLL.

DEFERRED INCOME TAX VALUATION ANALYSIS

At December 31, 1995, based on an analysis on realizability, management reversed a portion of the previously existing valuation allowance. The $591,000 reduction in the valuation allowance was the result of $440,000 in anticipated future benefits and a $151,000 reduction in deferred tax assets from 1994 to 1995. Of the recognized deferred tax assets approximately $96,000 pertained to state tax benefits (see below), thus to support the $344,000 in federal deferred tax assets approximately $1 million in federal taxable income, the actual
budgeted 1996 pre-tax income of Monarch, would be needed.   A significant
portion of the budgeted figure is to be realized in the latter half of 1996 as the benefits of loan and deposit growth begin to accumulate.

Pursuant to the recapitalization plan initiated in March of 1995, a significant portion of the federal net operating losses and all existing federal tax credits were limited as a result of the ownership shift provisions of section 382 of the internal revenue code. The computed limitation is equivalent to
$64,412 of annual recognized benefit.   Utilization of tax credits is deferred
until all net operating losses have been either utilized or expired.

Although the 1995 tax return has not yet been finalized, the anticipated tax loss of calendar year 1995 is $602,000 of which $473,000 will be exempt from any limitation. This exempt loss coupled with a nine month proration of the $64,412 annual limit for 1995 and the full $64,412 annual limit for 1996 will provide a total of loss benefit of $714,721. The full $243,000 after-tax benefit is expected to be fully realized based upon forecasted pre-tax book income over a 12 to 18 month period.

In addition to the federal tax attributes, in excess of $800,000 of  California
net operating losses are available.   Based upon the anticipated pre-tax income
figures, the entire net operating loss would be utilized in 1996 at a rate of approximately 11.5% for $96,000 in benefits.

Approximately $3,262,000 in federal net operating loss carryovers are currently available. As noted above approximately $714,000 of these loss carryovers will be utilized in 1996 while all other carryovers would be subject to an annual limitation of $64,412. Based upon the statutory lives of the $2,548,000 in loss carryovers only $900,000 would ever be utilized. Thus $1,648,000 or $560,000 in after tax dollars would expire prior to providing any economic benefit. As previously noted, the alternative minimum tax credits, which currently have no statutory life restriction, may not be utilized until after the net operating loss carryovers the last of which expires in the year 2010. In light of these restrictions, a valuation allowance equal to the net operating loss carryovers that would be left unutilized as of December 31, 1996, as well as all alternative minimum tax credits was established. All other deferred tax assets are expected to be realized and sufficient tax history to support their future realization is forecasted to exist within a 12 to 18 month period.

At June 30, 1996, management continues to believe the recorded deferred tax asset is fully realizable.

QUASI-REORGANIZATION OF THE COMPANY AND BANK

The quasi-reorganization of the Company and the Bank, which will be submitted to the shareholders at the Annual Meeting on August 20, 1996, and which was included in the proxy materials furnished to all shareholders is being undertaken to enhance the ability of the Company to pay dividends in the future. As a result of losses suffered during the 1993 and 1994 recession, as well as other losses suffered early in the Company's history, at the present time the Company is not able to pay dividends under state law. The same conditions in general apply to the Bank under the State Financial Code.

The quasi-reorganization is not a condition precedent to the acquisition of Western Bank. The Western Bank acquisition, however, is considered to be a significant event in the affairs of the Company with an increase of over 500% in the capitalization of the Company, and the quasi-reorganization is considered to be a critical matter in the future successful operation of the Company. The Company anticipates, after shareholder approval, that the quasi-reorganization of the Company will take place by December 31, 1996, at the discretion of the Monarch Bancorp Board of Directors.

LOOKING FORWARD

The Company is actively working on all required regulatory approvals and towards completing financing for the acquisition of Western Bank, which is expected on or about September 30, 1996, but no later than December 31, 1996.

The Bank expects to begin item processing for a Palm Springs area independent bank in late July 1996, and upon successful completion of this activity, plans to begin item processing for Western Bank soon after completion of the acquisition.

PART II  -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

              None

              FASB115  adjustment

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       OTHER SIGNIFICANT INFORMATION

              None

ITEM 5.       EXHIBITS AND REPORTS ON FORM 8-K

              None

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH BANCORP

Date:  August 12, 1996            /s/ E. Lynn Caswell
                                  -----------------------------------
                                  E. Lynn Caswell
                                  President and CEO

Date:  August 12, 1996            /s/ Bobbe A. Sigler
                                  -----------------------------------
                                  Bobbe A. Sigler
                                  Acting Chief Financial Officer and Secretary

                                      Exhibit A


                                   MONARCH BANCORP
                           ALLOWANCE FOR LOAN LOSS ANALYSIS


                                          Allowance For                                    Provision          Net
                              Total        Loan Losses      Classified     Nonaccrual       For Loan        Charge-
                              Loans*      At Period End       Loans*            Loans        Losses           Offs
                        -----------       -------------     ----------     ----------      ---------      ---------
December 31, 1993       $35,369,000          $1,055,000     $3,573,000

March 31, 1994          $34,584,000            $558,000     $3,128,000     $1,414,000             $0       $497,000

June 30, 1994           $33,618,000            $275,000     $1,078,000       $300,000             $0       $283,000

September 30, 1994      $32,000,000            $720,000     $3,004,000       $455,000       $545,000       $100,000

December 31, 1994       $31,695,000          $1,137,000     $3,251,000       $431,000       $450,000        $33,000

March 31, 1995          $30,675,000            $980,000     $2,934,000       $454,000             $0       $157,000

June 30, 1995           $27,279,000            $677,000     $2,828,000       $206,000       $125,000       $428,000

September 30, 1995      $29,101,000            $585,000     $2,448,000       $358,000        $10,000       $102,000

December 31, 1995       $32,652,000            $854,000     $2,397,000       $344,000       $290,000        $21,000

March 31, 1996          $33,328,000            $875,000     $2,193,000       $182,000        $50,000        $29,000

June 30, 1996           $33,738,000            $925,000     $1,696,000       $174,000        $55,000         $4,800



                             Allowance          Allowance       Allowance
                           To Classified     To Nonaccrual      To Total
                              Assets             Loans            Loans
                           -------------     -------------      ---------
December 31, 1993             29.5%                               3.0%

March 31, 1994                17.8%               39.5%           1.6%

June 30, 1994                 25.5%               91.7%           0.8%

September 30, 1994            24.0%              158.2%           2.3%

December 31, 1994             35.0%              263.8%           3.6%

March 31, 1995                33.4%              215.9%           3.2%

June 30, 1995                 23.9%              328.6%           2.5%

September 30, 1995            23.9%              163.4%           2.0%

December 31, 1995             35.6%              248.3%           2.6%

March 31, 1996                39.9%              480.8%           2.6%

June 30, 1996                 54.6%              531.6%           2.7%



     **As of one-month prior to quarter end.