Form 10QSB
period 1996-09-30
MONARCH BANCORP
filed 1996-11-14
CIK 721670

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  SEPTEMBER 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For transition period ________________ to ________________

     Commission file number 0-13551

                               MONARCH BANCORP
                               ---------------
(Exact name of small business issuer as specified in its charter)

              CALIFORNIA                        95-38663296
       ------------------------       ---------------------------------
       (State of incorporation)       (IRS Employer Identification No.)


           30000 TOWN CENTER DRIVE, LAGUNA NIGUEL, CALIFORNIA 92677
           --------------------------------------------------------
                  (Address of principal executive officers)

                                (714) 495 3300
                         ---------------------------
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the October 31, 1996: 34,374,821

                                     INDEX

PART I --FINANCIAL INFORMATION

   Item 1. Financial Statements                                           Page

           Consolidated Balance Sheets as of                                3
           September 30, 1996 (unaudited) and December 31, 1995

           Consolidated Statements of Operations (unaudited) for the        4
           three and nine months ended September 30, 1996 and September
           30, 1995

           Consolidated Statements of Cash Flows (unaudited)                5
           for the nine months ended September 30, 1996 and September
           30, 1995

           Notes to consolidated financial statements                      6-8

   Item 2. Management's Discussion and Analysis of Operations              9-15

PART II -- OTHER INFORMATION

      Item 1.  Legal Proceedings                                           16

      Item 2.  Change in Securities                                        16

      Item 3.  Defaults Upon Senior Securities                             16

      Item 4.  Submission of Matters to a Vote of Security Holders        17-18

      Item 5.  Other Information                                           19

      Item 6.  Exhibits and Reports on Form 8-K                            19

 SIGNATURES                                                                20

PART 1 ITEM 1
FINANCIAL STATEMENTS

MONARCH BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(000's omitted, except share data)

ASSETS                                                     30-SEP-96   31-DEC-95
--------------------------------------------------------   ---------   ---------
   Cash and due from banks                                  $ 30,947    $ 4,747
   Federal funds sold                                          6,900      2,938
   Interest bearing deposits and investment securities
       Held to maturity (Fair value of $9,608 and
       $6,693 at 9/30/96 and 12/31/95 respectively             9,624      6,660
         Available for sale, at fair value                   151,649     22,203
   Loans and leases (net)                                    237,715     31,666
   Premises and equipment                                      5,894        610
   Other real estate owned                                     5,409        150
   Goodwill                                                   29,892
   Other assets                                               12,264      1,127
                                                           ---------   ---------
                           TOTAL ASSETS                     $490,294    $70,101
                                                           ---------   ---------
                                                           ---------   ---------


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------
   Deposits                                                 $420,759    $58,742
   Other borrowings                                           11,000        132
   Accrued interest payable and other                          4,969        230
                                                           ---------   ---------
                      TOTAL LIABILITIES                      436,728     59,104

   Common stock, no par value,
        authorized 100,000,000 shares and
        34,374,821 and 8,228,436 outstanding
        9/30/96 and 12/31/95 respectively                     58,713     16,500
   Accumulated deficit                                        (5,149)    (5,454)
   Unrealized gain on investment
        securities available for sale, net of taxes                2         83
   Deferred charge related to KSOP                                --       (132)
                                                           ---------   ---------
             TOTAL SHAREHOLDERS' EQUITY                       53,566     10,997
                                                           ---------   ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $490,294    $70,101
                                                           ---------   ---------
                                                           ---------   ---------

                                (See accompanying notes)

MONARCH BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(000's omitted, except per share data)

                                                   FOR THE NINE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                   -------------------------      --------------------------
                                                     30-SEP-96    30-SEP-95          30-SEP-96    30-SEP-96
                                                   ------------  -----------      -------------  -----------
INTEREST AND LOAN FEE INCOME:
   Investment securities                             $  1,359     $    977          $    455       $    359
   Federal funds sold                                     333          232               133             94
   Loans and leases                                     2,521        2,019               937            671
                                                   ------------  -----------      -------------  -----------
                  TOTAL INTEREST INCOME                 4,213        3,228             1,525          1,124

INTEREST EXPENSE:
   Deposits                                             1,297          961               559            357
   Notes payable                                           --            1                --
                                                   ------------  -----------      -------------  -----------
                 TOTAL INTEREST EXPENSE                 1,297          962               559            357
                                                   ------------  -----------      -------------  -----------

NET INTEREST INCOME                                     2,916        2,266               966            767

   Less: provision for loan losses                        165          135                60             10
                                                   ------------  -----------      -------------  -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                      2,751        2,131               906            757

NON-INTEREST INCOME
   Service charges on deposits accounts                   169          141                62             52
   Temporary overdraft charges                            204          214                71             74
   Data processing income                                  63           56                17             12
   Other service charge and fee income                     56           49                27             21
   Other income                                            14          274                14             42
                                                   ------------  -----------      -------------  -----------
              TOTAL NON-INTEREST INCOME                   506          734               191            201

NON-INTEREST EXPENSE
   Salaries and benefits                                1,159        1,261               305            419
   Office operations                                      746          863               365            290
   Depreciation                                           136          122                47             41
   Advertising and marketing                              102           89                50             29
   Other real estate owned                                  9           29                (5)            28
   Professional services                                  406          186                75             49
   Other                                                  195           32               130              2
                                                   ------------  -----------      -------------  -----------
              TOTAL NON-INTEREST EXPENSE                2,753        2,582               967            858

                                                   ------------  -----------      -------------  -----------
Net income before provision for taxes                     504          283               130            100
Provision for taxes                                       199           (7)               60
                                                   ------------  -----------      -------------  -----------
         NET INCOME AFTER PROVISION FOR TAXES        $    305     $    290          $     70       $    100
                                                   ------------  -----------      -------------  -----------
                                                   ------------  -----------      -------------  -----------
PER SHARE INFORMATION
   Number of shares (weighted average)                8,228.4      4,366.0           8,228.4         5,373.5
   Income per share (dollars)                        $   0.04     $   0.07          $   0.01       $    0.02

                           (See accompanying notes)

MONARCH BANCORP
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
(000's omitted)
                                                    FOR NINE MONTH PERIOD ENDED
                                                    ---------------------------
                                                    30-SEP-96         30-SEP-95
                                                    ---------         ---------
Cash flow from operating activities                 $     305         $     290
Net income
   Adjustments to reconcile net income
   to net cash provided by operating activities:
        Provision for loan losses                         165               135
        Depreciation and amortization                     136               122
        Net increase in accrued interest
             payable and other liabilities                716               213
        Termination of KSOP                               121
        Net increase in accrued interest
             receivable and other assets                 (777)             (124)
                                                    ---------         ---------
             CASH PROVIDED BY OPERATING ACTIVITIES        666               636

Cash flow from investing activities:
   Principal payments received on
      investment securities                             7,861               996
   Purchase of investment securities                   (4,889)           (6,707)
   (Increase) decrease in net loans                    (7,796)            1,410
   (Increase) decrease in OREO                           (188)              617
   Additions to premises and equipment                   (321)             (327)
   Termination of KSOP                                    121
   Increase in assets and liabilities assumed
      due to the acquisition of Western Bank
        (Increase) in investments available for
            sale                                     (134,397)
        (Increase) in investments held to maturity       (985)
        (Increase) in loans                          (198,418)
        (Increase) in other assets                    (15,512)
        (Increase) in premises and equipment           (5,099)
        Increase in deposits                          353,030
        Increase in other liabilities                   3,913
        Excess of price paid over net assets aquired  (29,892)
                                                    ---------         ---------
        NET CASH PROVIDED BY INVESTING ACTIVITIES     (32,572)           (4,011)
Cash flow from financing activities:
   Net increase (decrease) in deposits                  8,987            (1,313)
   Issuance of debt                                    11,000
   Repayment of debt                                     (132)              (54)
   Proceeds from issuance of common stock              42,213             9,132
                                                    ---------         ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES     62,068             7,765
                                                    ---------         ---------
Net increase in cash and cash equivalents              30,162             4,390
Cash and cash equivalents at the beginning of
    the period                                          7,685            10,653
                                                    ---------         ---------
CASH AND CASH EQUIVALENTS AT THE END OF NINE
   MONTH PERIOD                                       $37,847           $15,043
                                                    ---------         ---------
                                                    ---------         ---------
Supplemental disclosure of cash flow information
   Property acquired through foreclosure             $   188            $ 2,184
                                                    ---------         ---------
                                                    ---------         ---------
   Repayment of KSOP debt                          $      11            $    28
                                                    ---------         ---------
                                                    ---------         ---------
   Increase (decrease) of unrealized gain on
     investment securities available for sale,
     net of tax                                    $      81            $  (280)
                                                    ---------         ---------
                                                    ---------         ---------
                          (See accompanying notes)

                               MONARCH BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

1. Monarch Bancorp (the "Company") is the holding company for Monarch Bank ("Monarch") and Western Bank ("Western"). The unaudited consolidated financial statements of the Company and subsidiaries included herein reflect all adjustments, consisting only of normal recurring adjustments, which are in the opinion of management necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the consolidated financial statements for 1995 to conform to the 1996 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2. Western Bank Acquisition: On September 30, 1996 the Company acquired all of the issued and outstanding shares of Western Bank, a state chartered bank located in West Los Angeles. Western has five offices, including its head office in Westwood.

In connection with the acquisition of Western that occurred on September 30, 1996, Western will be operated as a wholly-owned subsidiary of the Company. The company paid $17.25 per share for the 3,543,156 issued and outstanding shares of Western, for total consideration of $61.1 million , and an additional $5.5 million representing the difference between $17.25 and the exercise price of the 425,724 outstanding stock options of Western. The net consideration for the acquisition of Western was approximately $66.6 million.

In order to fund the purchase price, the Company sold approximately $43.2 million of common stock in an SEC Regulation D private placement offering conducted in 11 states, and from the proceeds of a three year revolving loan of $26.5 million from The Northern Trust Company of Chicago (the "Lender"). Of this $26.5 million note, a $15.5 million dividend was declared by Western concurrently with the completion of the acquisition and paid to the Company, which was used to reduce the $26.5 million note to $11 million.

The summary balance sheet acquired by the Company is shown below:

        ASSETS
        ------
        Cash and due from banks                               $25,787
        Interest bearing deposits and investment
          securities:
             Held to maturity                                     985
             Available for sale                               134,397
        Loans and leases (net)                                198,418
        Premises and equipment                                  5,099
        Other real estate owned                                 5,071
        Goodwill                                               29,892
        Other assets                                           10,441
                                                             --------
                                            TOTAL ASSETS     $410,090
                                                             --------
                                                             --------

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Deposits                                             $353,030
        Accrued interest payable and other liabilities          3,913
                                                             --------
                                       TOTAL LIABILITIES      356,943

                                    SHAREHOLDER'S EQUITY       53,147
                                                             --------
              TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $410,090
                                                             --------
                                                             --------


The acquisition of Western was accounted for under the purchase method of accounting. As such, the results of operations for Western will be included in the Company's results of operations beginning October 1, 1996. Consolidated pro forma results for the nine months ended September 30, 1996 and 1995 would have been as follows:


                                     1996        1995
                                     ----        ----
        Revenue                    $19,181      $20,071

        Net income                  $2,182       $1,891

        Earnings per share           $0.06        $0.06

3. Changes in Control of the Company: In connection with the acquisition of control by the Company of Western, Castle Creek Capital Partners Fund-1, L.P. ("Castle Creek"), San Diego, California, acquired 11,685,385 shares directly from the Company in the Company's SEC Regulation D private placement offering and 814,615 additional shares from existing shareholders, for total shares acquired of 12,500,000, representing 36.36% of the issued and outstanding shares of the Company. There are no arrangements or understandings among members of the general or limited partners of Castle Creek with respect to the election of directors or other matters of the Company.

Castle Creek acquired control of the company pursuant to approvals issued by the Federal Reserve Bank of San Francisco and the California State Banking Department.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

GENERAL

During the third quarter of 1996, the Company and the Bank focused on utilization of the increased capitalization of the Company through a variety of activities and related actions. The acquisition of Western was completed on September 30, 1996. The Bank achieved substantial growth in deposits and continued to see increasing loan demand in its marketplace. In addition, continued emphasis on cost controls and credit quality resulted in improved earnings.

During the third quarter the Company employed a new chief financial officer, reorganized the functions and administration of the data processing operations center, began item processing for another financial institution in the Palm Springs area, achieved better than budgeted performance from the new Laguna Beach branch, and achieved operating earnings that showed steady improvement from the first and second quarter of the year.

The Southern California economy continues to reflect moderate but positive improvements in local economic conditions. Among other trends with noticeable improvement are increased employment and corresponding lower unemployment in the county. Recent state and county reports indicate that job losses from a large reduction in aerospace and defense contracts, and real estate investment in the area and the county during the recession of 1992 to early 1995 have been fully regained and that residential real estate values have increased moderately.

The improvement in local economic conditions has extended to the Bank. These improvements are reflected in the Bank's improved loan and deposit totals.
As of September 30, 1996, excluding the effect of the Western acquisition, loans and leases grew to approximately $39 million versus $35 million and slightly over $31 million at June 30, 1996 and December 31, 1995, respectively. The growth in loans in the third quarter of 1996 included the purchase of $4.7 million of real estate loans. In addition, excluding the effect of the Western acquisition, deposits as of September 30, 1996, were approximately $71 million, slightly down from $72 million at June 30, 1996 and up significantly from $59 million on December 31, 1995. Based on existing loan commitments in the expanded market area added by the Western acquisition, it is expected that loan activity will increase even more in the fourth quarter of 1996 and that the improved local economy, as well as the acquisition of two large statewide institutions by other major banks, will continue to result in increases core deposit totals, although not at the pace of the first half of the year.

RESULTS OF OPERATIONS

The acquisition of Western occurred on September 30, 1996. As a result, Western's operations are not part of the third quarter results. However, the Company's consolidated balance sheet at September 30, 1996 does include Western (For further information concerning the Western acquisition see note 2 of Notes to Consolidated Financial Statements.)

As of September 30, 1996, the Company had consolidated total assets, total deposits and shareholders' equity of approximately $490 million, $421 million, and $54 million, respectively versus $70 million, $59 million, and $11 million at December 31, 1995, respectively. Of the $420 million increase in assets from December 31, 1995, approximately $410 million was due to the acquisition of Western. Of the $362 million increase in deposits, $353 million came with the Western acquisition. Almost all, $42.2 million, of the increase in equity resulted from the issuance of the Company's common stock concurrent with the Western acquisition. For the nine (9) months ended September 30, 1996, the Company, on a consolidated basis, recorded net earnings of approximately $305 thousand. Net income of the Company would have been $426 thousand without the termination of the KSOP plan related to the Western acquisition.

The Company defines nonperforming assets to include (i) loans on which it has ceased to accrue interest ("Nonaccrual Loans"), (ii) foreclosed real estate owned, and (iii) those loans whose terms have been modified such that the interest rates charged to the borrowers have been reduced to levels below the original contract rates and below market rates of interest at both the time of modification and the reporting date ("Modified Loans").

Without the acquisition of Western, nonperforming loans and OREO, which totaled $1.41 million on December 31, 1994, were reduced to $494 thousand on December 31, 1995, $509 thousand at June 30, 1996, and presently total $870 thousand as of September 30, 1996. The increase in nonperforming loans from June 30, 1996 to September 30, 1996 is a result of one single family loan being placed on nonaccrual status during the period. The acquisition of Western added $6.6 million of nonperforming loans and OREO, resulting in total nonperforming loans and OREO of $7.5 million as of September 30, 1996. Planned workout arrangements are currently in place for all nonperforming assets, and, unless there are any unexpected changes in the financial condition of the borrowers, management is not aware of any additional significant loss potential that has not already been included in the Allowance for Loan and Lease Losses ("ALLL").

NONPERFORMING LOANS AND OREO
                                                             Without       With
                                                             Western    Western
                           12/31/95    3/31/96    6/30/96    9/30/96    9/30/96
                           --------    ------     ------     -------    -------
 Nonperforming Loans           $344       $177       $172       $532     $2,091
 Other Real Estate Owned        150        335        337        338      5,409
                           --------    ------     ------     -------    -------
              TOTAL NPA        $494       $512       $509       $870     $7,500
                           --------    ------     ------     -------    -------
                           --------    ------     ------     -------    -------

Operating profits for the Company and the Bank are dependent on renewed loan growth, and efforts continue to prevent any additional unexpected loan losses which would require additions to the ALLL. Demand for quality loans has increased in the Bank's primary area, as net loans at the Bank were $39.3 million as of September 30, 1996, an increase of $7.6 million from December 31, 1995. However, as a result of mergers and acquisitions of other financial institutions in the Bank's service area and the Bank's business development activities, total deposits have increased to $72 million as of September 30, 1996 from $59 million as of December 31, 1995. The Bank's loan-to-deposit ratio, has increased slightly from 53.4% as of December 31, 1995 to 54.5% as of September 30, 1996. The acquisition of Western added $198 million of net loans and $353 million of deposits, resulting in a consolidated loan-to-deposit ratio of 56.5%

During the nine months ended September 30, 1996, $46 thousand in loans were charged to the ALLL, while $14 thousand of loans were recovered. Because of the increased provision for loan losses, the Bank's ALLL increased from $855 thousand or 2.6% of gross loans as of December 31, 1995 to $1.1 million, or 2.7% of gross loans as of September 30, 1996. The increase in the allowance is consistent with the increase in the loan portfolio. With the acquisition of Western, the Company ALLL increased to $6.1 million, or 2.5% of loans. Management has concluded that the ALLL is adequate based on all currently available information.

NET INTEREST INCOME

The $650 thousand increase in net interest income for the comparative nine months ended September 30, 1996 and 1995 is due primarily to increases in the volume of earning assets and a small increase in average yields. For the first nine months of 1996 average outstanding gross loans were $34.9 million compared to $29.1 million at September 30, 1995, and investments were $25.0 million compared to $21.5 million for the same periods yields on loans and investments increased approximately 20 basis points over 1995 while the average rate paid on deposits remained relatively flat.

Interest expense on deposits increased by $336 thousand for the period ended September 30, 1996 compared to the prior period. The increase was attributable primarily to an increase of 27% in average deposits. Overall, the Bank's cost of funds remains low with a strong core deposit base.

For the three month periods ending September 30, 1996 and 1995, net interest income increased by $199 thousand. This increase resulted from a 25.5% increase in average earning assets and an approximate 10 basis points increase in the yield on earning assets. This resulted in an increase in interest income of $401 thousand. At the same time interest bearing deposits increased by approximately 32.4% while the average rate paid decreased by approximately 20 basis points. This resulted in an increase of $202 thousand in interest expense.

PROVISION FOR LOAN LOSSES

Consistent with the increase in loans, the provision for loan losses for the nine month periods ending September 30, 1996 and 1995 increased from $135 thousand to $165 thousand. Similarly, for the three month periods ending September 30, 1996 and 1995, the provision for loan losses increased from $10 thousand to $60 thousand. The provision for loan losses for the three month period ending September 30, 1995 was lower than normal due to a substantial increase in the ALLL in 1994.

NON-INTEREST INCOME

Non-interest income declined during the comparative nine-month periods of September 30, 1996 and September 30, 1995 in the amount of $228 thousand. The decrease was primarily attributable to a non-recurring bond claim settlement during the first quarter of 1995. Non-interest income for the three months ended September 30, 1996 was comparable with the same period in 1995.

NON-INTEREST EXPENSE

Operating expense grew during the comparative periods by approximately 6.6%, or $171 thousand, for the nine month period ended September 30, 1996. This increase was due primarily to a $220 thousand increase in Other Professional Services. The increase related primarily to consulting fees related to an earnings improvement program which is expected to result in a significant reduction in Bank overhead on an annual basis, and to legal fees relative to regulatory issues and a settled lawsuit. Salary expense decreased by 8.1% during the first nine months of 1996. The decline was due to the capitalization of internal costs associated with the private placement of common stock and the acquisition of Western. Without this capitalization, salaries and benefits would have increased by approximately 3.7%, slightly higher than the rate of inflation. Part of the increase in expense results from opening the Laguna Beach branch during the third quarter of 1996. Office operations declined $117 thousand or 13.6% as a result of the implementation of the earnings improvement program mentioned above. Further overall benefits are expected in the fourth quarter of 1996 continuing into 1997.

The increase in other operating expense was due largely to the $121 thousand charge for the termination of the Company's KSOP plan in September of this year.

For the three month period ended September 30, 1996, non-interest expense increased $109 thousand from the same period in 1995. Salaries and benefits decreased by $114 thousand, a decrease of $149 thousand due to the capitalization discussed above and a $35 thousand increase due mostly to the opening of the new branch in Laguna Beach. Other expense increased due to the $121 thousand charge for the termination of the Company's KSOP in September of 1996.

CREDIT QUALITY AND ANALYSIS

In the third quarter of 1996, while witnessing increased loan demand and activity, the Bank continued its focus on credit quality. As of September 30, 1996 the all OREO properties, including those acquired with the Western acquisition, have been written down to the fair value or expected fair value less selling costs.

The Bank's Allowance for Loan and Lease Losses (ALLL) was $1.1 million as of September 30, 1996, or 2.7% of gross loans outstanding as of the end of the quarter. With the acquisition of Western, the consolidated ALLL increased to $6.1 million, or 2.5% of loans. Management does not foresee any significant or unanticipated losses in the fourth quarter of the year.

Key credit statistics are shown in the following table:

                                                 Monarch  Western  Consolidated
                                                 -------  -------  ------------
 Past due 30 through 89 days and still accruing    $95       $7,225      $7,320
 Past due 90 days or more and still accruing         0          767         767
 Nonaccrual loans                                  532        1,559       2,091

 Impaired loans                                  1,574        4,283       5,857

 Specific reserves on impaired loans                 0        1,161       1,161

 Nonperforming assets                              870        6,630       7,500

 Allowance for loan and lease losses (ALLL)      1,096        5,041       6,137

 Loans                                          40,393      203,459     242,691

 ALLL to loans                                   2.71%        2.48%       2.53%
 ALLL to Nonaccrual loans                         206%         323%        293%
 Nonperforming assets to loans                   2.15%        3.28%       3.09%

A loan is impaired when, based on current information and events, a creditor will be unable to collect all amounts contractually due under a loan agreement. If a loan is determined to be impaired, an allowance is established based upon the difference between the Company's investment in the loan and the fair value of the loan's underlying collateral. Subsequent to classification as impaired, the fair values of the impaired loans are periodically reviewed. If there is a change in the fair value of a loan the allowance is adjusted accordingly. All such provisions and related recoveries are recorded as adjustments to the valuation ALLL.

The Bank has established a monitoring system for its loans in order to identify impaired loans, potential problem loans and to permit periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. The monitoring system and ALLL methodology have evolved over a period of years and, such classifications have been incorporated into the determination of the ALLL. This monitoring system and allowance methodology include a loan-by-loan analysis for all Classified Loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to the unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends and other inherent risk factors such as economic conditions, risk levels of particular loan categories, internal loan review and oversight, concentrations in the portfolio and changes in the quality of the lending staff of the Bank.

On September 30, 1996, the Bank had $1.574 million of loans which were considered to be impaired under the provisions of FASB114. This is a significant decrease from $1.696 million at June 30, 1996 and $2.397 million at December 31, 1995. There were no specific reserves on these loans at September 30, 1996. Of these loans, $532 thousand are on nonaccrual status. With the acquisition of Western, impaired loans at September 30, 1996 increased by $4.283 million to $5.857 million and specific reserves increased to $1.161 million. Of the $4.283 million increase in impaired loans, $1.559 million are on nonaccrual status.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits. The Company has not relied on large denomination time deposits.

To meet short-term liquidity needs, the Company has maintained adequate balances in federal funds sold, certificates of deposits with other financial institutions and investment securities having maturities of five years or less. Liquid assets (cash, federal funds sold and investment securities available for sale) as a percent of total deposits are 45.0% and 50.9% as of September 30, 1996 and December 31, 1995, respectively.

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

The Company and the subsidiary banks met the definition of being well capitalized as of September 30, 1996. Under regulatory guidelines, minimum capital ratios for being well capitalized are a Leverage Capital Ratio of 5%, a Tier I Risk Based ratio of 6%, and a Total Risk Based Ratio of 10%.

QUASI-REORGANIZATION OF THE COMPANY AND MONARCH BANK

A quasi-reorganization of the Company and the Bank, which was approved by the shareholders at the Annual Meeting on August 20, is being undertaken to enhance the ability of the Company to pay dividends in the future. As a result of losses suffered during the 1993 and 1994 recession, as well as other losses suffered early in the Company's history, at the present time the Company is not able to pay dividends under state law. The same conditions in general apply to the Bank under the State Financial Code.

The quasi-reorganization was not a condition precedent to the acquisition of Western Bank. The Western Bank acquisition, however, is considered to be a significant event in the affairs of the Company with an increase of over 500% in the capitalization of the Company, and the quasi-reorganization is considered to be a critical matter in the future successful operation of the Company.

On September 12, 1996, the California State Banking Department approved the Bank's application to readjust its accounts in a quasi-reorganization pursuant to California Financial Code Section 663. The Company approved the proposed quasi-reorganization of the Bank on September 19, 1996 as the sole shareholder of the Bank. The Company and the Bank anticipate that the quasi-reorganization of the Company will take place by December 31, 1996, at the discretion of the Board of Directors of the Bank.

Part II  -- Other Information

Item 1.        Legal Proceedings

               None

Item 2.        Changes in Securities

               None

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

The Company held its 1996 Annual Meeting of Shareholders on August 20, 1996. There were 8,228,436 issued and outstanding shares of Common Stock of the Company on July 1, 1996, the Record Date for the Annual Meeting.

At the Annual Meeting, the following directors were elected. The following chart indicates the number of shares cast for each elected director:

                Rice E. Brown             6,878,319
                E. Lynn Caswell           6,875,960
                Raymond B. Cox            6,741,236
                Alfred H. Jannard         6,880,584
                Cheryl Moore              6,876,061
                Margaret A. Redmond       6,743,797
                John W. Rose              6,867,006
                Henry E. Schielein        6,880,584
                David C. Wooten           6,880,584


In its Proxy Statement dated July 29, 1996, the Company disclosed the proposed changes to the Company's Board of Directors as provided in "Changes in Directors and Officers" herein, which became effective on September 30, 1996, the closing date of the acquisition of Western.

The Company also requested approval for a corporate readjustment of the accounts of the company that would eliminate the Company's accumulated deficit from past unprofitable operations using accounting standards that allow for a quasi-reorganization to be effective as determined by the Company's Board of Directors in its absolute sole discretion and by December 31, 1996. In general, the principal effect of the quasi-reorganization is to eliminate the Company's accumulated deficit. In addition, the recorded values of certain assets will be adjusted to reflect fair market value. Increases in recorded values, however, are limited to recorded decreases in the fair market value of other assets. The affirmative approval by the holders of a majority of the Company's outstanding shares of the Company's Common Stock is required. the quasi-reorganization was not a requirement of or understanding precedent to the consummation of the acquisition of Western. the quasi-reorganization is designed to enhance the Company's ability to pay dividends.

At the Annual Meeting, the proposed quasi-reorganization was approved by the following vote:

FOR      6,788,515     AGAINST              5,896
ABSTAIN      3,056     NONVOTES         1,430,969

The Company also requested the approval of its shareholders for proposed amendments to the Company's 1993 Stock Option Plan (the "Plan") that would (i) increase the number of shares subject to the 1993 Plan to 10% of the issued and outstanding shares of the Company following the Company's acquisition of Western and issuance of additional shares of Common Stock, (ii) allow the exercise of options by surrendering a portion of the option being exercised and applying the appreciated value of the shares being surrendered to payment of the exercise price , and (iii) remove certain termination provisions relating to options granted to consultants, business
                                          17
associates and others with important business relationships with the Company, subject to any necessary amendments required by an regulatory agency.

At the 1996 Annual Meeting, the proposed amendments to the 1993 Plan were approved by the following vote:

FOR       6,656,373      AGAINST        38,206
ABSTAIN     102,888      NONVOTES    1,430,969

Item 5.        Other Information

CHANGES IN DIRECTORS AND OFFICERS

As of October 1, 1996, Hugh S. Smith, Jr. assumed the role of Chairman of the Board and Chief Executive Officer of the Company. Mr. John Rose resigned as Chairman of the Board but remained a director of the Company. Mr. E. Lynn Caswell, who served as President and Chief Executive Officer of the company became Vice Chairman of the Company, and retained his position as chairman, President and Chief Executive Officer of Monarch Bank. Joseph Digange, President of Western, became Chairman of Western, and Matthew P. Wagner became President and Chief Executive Officer of Western. Messrs. Smith, Rose, Caswell, Digange and Wagner also were all appointed as members of the Board of Directors of the Company.

Directors Raymond Cox, David Wooten, Henry Schielein, Margaret Redmond, Cheryl Moore and Alfred Jannard resigned as directors of the Company. Mr. Rice E. Brown continues as a director of the Company, and will be joined on the Company board by Mr. Dale Walter, of La Quinta, California.

The resigning directors of the Company will continue as directors of Monarch
Bank.

The management of the company does not know of any disagreement with the Company or an director on any matter relating to the Company's operations, policies or practices, and the company has not received any letter from such resigning director describing such a disagreement.

Item 6.        Exhibits and Reports on Form 8-K

On October 4, 1996, the Company filed a Current Report on Form 8-K. Although not technically filed in the third quarter, the Current Report disclosed events that occurred in the third quarter. Such events included the completion of the Company's acquisition of Western on September 30, 1996, the Change of Control of the Company, the change of the Company's certified public accountants, and changes in the Company's Board of Directors and officers that became effective on September 30, 1996. The Company will be filing the financial statements required by the requirements of the Form 8-K in the near future.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH BANCORP

Date:  November ____, 1996              ___________________________________
                                        Hugh S. Smith, Jr.
                                        Chairman and Chief Executive Officer

Date:  November ____, 1996              ___________________________________
                                        Arnold C. Hahn
                                        Chief Financial Officer