Form 10KSB
period 1996-12-31
MONARCH BANCORP
filed 1997-03-26
CIK 721670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934
             For the fiscal year ended December 31, 1996

                                             OR

    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from ........................ to
             ........................

                          COMMISSION FILE NO. 0-13551

                                MONARCH BANCORP

                 (Name of small business issuer in its charter)

                 CALIFORNIA                                     95-3863296
       (State or other jurisdiction of                        I.R.S. Employer
       incorporation or organization)                       Identification No.)

    30000 TOWN CENTER DRIVE LAGUNA NIGUEL                          92677
  (Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (714) 495-3300

        SECURITIES REGISTERED UNDER SECTION 12(B) OF EXCHANGE ACT: NONE

           SECURITIES REGISTERED UNDER SECTION 12(G) OF EXCHANGE ACT:

                           Common Stock, no par value

                                (Title of Class)

    Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days:  Yes  __X__    No  _____

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [    ]

    The issuer's net revenues for its most recent fiscal year was $13,872,000

    The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 14, 1996 was $85,379,840

    Number of registrant's shares of Common Stock outstanding as of March 14, 1997 was 34,373,021

    Documents incorporated by reference: The proxy statement for the Annual Meeting of Shareholders of the registrant to be held on May [22], 1997. Certain information therein is incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Monarch Bancorp (the "Company") was organized on May 20, 1983 as a California Corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Monarch Bank ("Monarch"), a California state-chartered bank. The Company commenced operations on June 18, 1984. It is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System ("the Board"). On September 30, 1996, the Company acquired Western Bank ("Western"). Because Monarch and Western (collectively "the Banks") comprise substantially all of the business of the Company, references to the "Company" mean the Company and the Banks together, unless the context otherwise requires.

    The Company's principal business is to serve as a holding company for the Banks and other possible banking or banking-related subsidiaries the Company may acquire in the future. Since inception, the Company has not been active except through its subsidiaries, and the Company has no industry segments other than banking.

    On March 31, 1995, the Company completed a private placement offering for approximately $6,139,000 and issued 4,547,111 new shares of common stock. Proceeds from the Offering were used to pay approximately $470,000 in Offering expenses; $3,550,000 to increase the Company's investment in Monarch; and $53,500 to retire Company debt; and approximately $2,065,000 in cash was being held by the Company for future operating needs or investment. The increase in Monarch's capital met or exceeded Monarch's regulatory commitments to the Federal Deposit Insurance Corporation ("the FDIC") and Superintendent (as defined herein) to increase the Bank's ratio for Tier 1 capital to total assets to equal or exceed 7.0%.

    In addition to the completion of the private placement offering in the first quarter of 1995, the Company completed in the third quarter of 1995 a rights and public offering for the sale of up to 3,177,296 shares of its common stock pursuant to the terms of a prospectus dated July 14, 1995. In connection with such offering, a total of approximately 2,887,000 shares of common stock of the Company were sold. The Company increased its capital by an additional $3,464,000 in net proceeds in the rights and public offering, and the Company increased its leverage capital ratio as of September 30, 1995 to approximately 15.4%.

    As part of the September 30, 1996 Western acquisition, the Company sold approximately 26,147,000 shares of common stock in a private placement (the "1996 Private Placement") for net proceeds of approximately $42,213,000. Pursuant to this equity transaction, the Company issued to parties related to Belle Plaine Financial, LLC, 784,391 warrants to acquire common stock at $1.98 per share. The warrants expire on September 30, 2006.

    As of December 31, 1996, the Company had total consolidated assets of approximately $512 million, total consolidated net loans of approximately $255 million, total goodwill of approximately $29 million, total consolidated deposits of approximately $443 million, and total consolidated shareholders' equity of approximately $54 million.

ACQUISITION OF WESTERN BANK

    On September 30, 1996 the Company acquired all of the issued and outstanding shares of Western, a state chartered bank located in west Los Angeles. Western has five offices, including its head office in Westwood.

    Western is operated as a wholly-owned subsidiary of the Company. The Company paid $17.25 per share, or approximately $61.1 million in cash, for the 3,543,156 issued and outstanding shares of Western, and an additional $5.5 million representing the difference between $17.25 and the exercise price of the 425,724 outstanding stock options of Western. The aggregate net consideration for the acquisition of Western was approximately $66.6 million. The acquisition was accounted for under the purchase method of accounting.

    The Company funded the purchase price with the issuance of approximately $42.2 million of common stock, net of approximately $1 million in issuance costs, in the 1996 Private Placement, and from the proceeds of a three year loan of $26.5 million from The Northern Trust Company (the "Lender"). A $15.5 million dividend was declared by Western concurrently with the completion of the acquisition and paid to the Company, which was used to reduce the $26.5 million note to $11 million. For further information on the Western acquisition, see note 2 of notes to consolidated financial statements.

PROPOSED ACQUISITION OF CALIFORNIA COMMERCIAL BANKSHARES

    On December 19, 1996, the Company executed an Agreement and Plan of Merger (the "Merger") with California Commercial Bankshares ("CCB") in which CCB will merge with and into the Company, and National Bank of Southern California ("NBSC"), the wholly-owned subsidiary of CCB, will become a wholly-owned subsidiary of the Company. This Agreement provides for the shareholders of CCB to receive shares of the Company having a year-end adjusted book value equal to
1.6 times the year-end adjusted book value of CCB. The adjustments to book value included certain expenses related to the merger. Based on this formula, it has been determined that holders of CCB common stock will receive 8.5 shares (1 share assuming the Reverse Stock Split (as defined herein) is effected) of Company common stock for each share of CCB common stock. The Agreement is subject to several conditions, including approval of the shareholders of the Company and CCB, which is intended to be sought at the annual shareholders meetings for both the Company and CCB in May 1997, and regulatory approvals.

PROPOSED AMENDMENTS TO THE AMENDED ARTICLES OF INCORPORATION

    At the Annual Meeting of the Company to be held in May 1997, the Company intends to seek approval of its shareholders to amend the Company's Amended Articles of Incorporation in order to: (i) change the Company's name to Western Bancorp and (ii) effect a one for 8.5 reverse stock split (the "Reverse Stock Split") immediately prior to the consummation of the Merger.

MANAGEMENT CHANGES

    In conjunction with the acquisition of Western, the Company has restructured its management team. Hugh S. Smith, Jr., former Chairman and CEO of Western, has become Chairman and CEO of the Company. Matthew P. Wagner, formerly an Executive Vice President of First Bank System in Minneapolis, Minnesota, was recruited to become President and CEO of Western and became President of the Company in February, 1997. Arnold C. Hahn, formerly a Senior Vice President of First Bank System in Minneapolis, Minnesota, was recruited to become an Executive Vice President and CFO of the Company and its subsidiary banks.

REGULATORY ORDERS

    Following the conclusion of a FDIC examination of Monarch in 1994, for the purpose of cooperating with the FDIC and without admitting or denying any allegations, Monarch entered into a Section 8(b) Order (the "8(b) Order") with the FDIC. The 8(b) Order became effective on December 23, 1994, and it required Monarch to perform several actions within certain time frames. In addition, as a result of a 1994 examination by the California State Banking Department, Monarch agreed to a final order under California Financial Code Section 1913 (the "1913 Order," and collectively with the 8(b) Order, the "Orders") with the Department that became effective December 14, 1994. The 1913 Order provided that

Monarch take certain actions. Monarch also was notified in late 1994 that the FDIC had determined that the Bank fell within the undercapitalized capital category under Section 38 of the FDIC Act.

    Management and the Board of Directors made every possible effort in 1995 to insure full compliance with two such Orders including specific activities to increase capital, rewriting or drafting new policies and procedures, a major emphasis on improving credit administration, and prompt reporting of its progress in taking the corrective actions outlined in the Orders. The State Banking Department, following a November 1995 examination of Monarch, confirmed that Monarch was in substantial compliance with its Section 1913 Order and removed that Order in December 1995. The FDIC also completed an inspection and off-site review of Monarch in November 1995. Based on its review process, the FDIC terminated its Section 8(b) Order in March 1996 while requesting Monarch to agree to an informal Memorandum of Understanding which the Board of Directors signed in March 1996. In signing the Memorandum, Monarch undertook to further the corrective actions outlined in the Section 8(b) Order.

    On April 24, 1996 Monarch became a member of the Federal Reserve Bank of San Francisco. As a member bank, Monarch's primary federal regulator is now the Federal Reserve Bank rather than the FDIC, although Monarch's deposits continue to be insured by the FDIC. On July 3, 1996, as a result of both Federal Reserve Bank membership and significant improvement in the financial condition and operations of Monarch, the Memorandum of Understanding was terminated by the FDIC. There are no remaining regulatory restrictions on the Company or Monarch nor are there any regulatory restrictions on Western at December 31, 1996.

BACKGROUND

    The Company's primary market areas are the western part of Los Angeles, served by Western, and south Orange County, California, served by Monarch. The principal business of the Banks is to accept time and demand deposits, originate commercial loans, consumer loans and real estate loans, and make other investments. The Banks offer a broad range of banking products and services, including many types of business and personal savings and checking accounts and other consumer banking services. The Banks originate several types of loans, including secured and unsecured commercial and consumer loans, commercial and residential real estate mortgage loans, and commercial and residential construction loans. The Banks' loans are primarily short-term and adjustable rate. Special services or requests beyond the lending limits of the Banks are arranged through correspondent banks. The Banks currently offer access to ATM networks through other major banks. Monarch issues MasterCard and VISA credit cards through a correspondent bank and is also a merchant depository for cardholder drafts under Visa and Master Card credit cards. Similar to other state-chartered banks of their size, the Banks can provide investment and international banking services through its major correspondent banks.

    Monarch was incorporated as a California corporation in October 1979, and commenced operation as a California state-chartered bank on April 21, 1980. Monarch is insured under the Federal Deposit Insurance Act up to applicable limits thereof, and effective in April 1996, Monarch became a member of the Federal Reserve System. Monarch's head office is located at 30000 Town Center Drive, Laguna Niguel, California 92677. Monarch opened a new branch in Laguna Beach in June of 1996. On September 30, 1996, the Company acquired Western, a state chartered bank with five branches in the western part of Los Angeles. Western's head office is at 1251 Westwood Boulevard, Los Angeles, California 90024. Western is not a member of the Federal Reserve System, but its deposits are insured under the Federal Deposit Insurance Act up to applicable limits thereof.

    Since 1987, the Company's Strategic Plan has emphasized serving the banking needs of individuals, professionals, and small to medium-sized businesses in the local market areas served by the Banks and in the contiguous communities. The Banks maintain courier services which operate throughout mid- and southern-Orange County and the western part of Los Angeles, serving professionals and small businesses, and this has greatly expanded the service areas of the Banks without the need for additional physical facilities. The Banks' major lending emphasis has been directed at short term owner-occupied luxury home construction projects, commercial lending to professionals and personal loans to individuals, with the objective of building a balanced community loan and investment portfolio mix. The Banks rely on a foundation of locally generated deposits and management believes the Banks have a relatively low cost of funds due to a high percentage of low cost and non-interest bearing deposits.

    The primary goal for the Company is to continue to increase profitability by, among other things, expanding prudently on the foundation provided by the additional equity capital received in March 1995, September 1995 and September 1996, the acquisition of Western in September 1996, the earnings improvement program that is ongoing and the improvements made in credit administration and loan quality that began in 1995.

    As part of its efforts to achieve long-term stable profitability and to respond to a changing economic environment in Southern California, western Los Angeles and south Orange County, the Company and the Banks are investigating all possible options to augment its traditional focus by broadening its customer services. The Company and the Banks believe that its strong capital base will permit an acceleration of efforts at a greater diversification of both the Banks' loan portfolios and deposit bases and new sources of fee income. Areas of possible future diversification include additional days and expanded hours of operation, new types of lending, brokerage, annuity and mutual funds products, as well as the acquisition of additional financial institutions or branches of other financial institutions in cities and areas adjoining the Company's current market areas. The pending acquisition of California Commercial Bankshares is a natural result of this strategy.

    The Company believes that small institutions are available at attractive prices and that branches of other financial institutions may be available at substantially below their investment cost. Although the Company continues to have preliminary discussions with a number of financial institutions regarding possible acquisitions, other than the previously discussed acquisition of CCB, no agreements or understandings have been reached at this time. The Company has been contacted by other financial institutions with regard to their interest in selling various branches of their companies. Acquisitions of this nature can take from 60 to 90 days or longer for the approval and purchase of assets and branches, and 6 to 12 months or longer for the negotiation, approval and purchase of an entire financial institution.

SUPERVISION AND REGULATION

    MONARCH BANCORP

    Upon the reorganization of Monarch as a wholly-owned subsidiary, the Company became a bank holding company within the meaning of the BHC Act and is subject to the supervision and regulation of the Federal Reserve Bank of San Francisco. The Company functions primarily as the sole stockholder of Monarch, Western and its non-bank subsidiary, and establishes general policies and activities of the operating subsidiaries.

    The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission.

    The Company, as a bank holding company, is subject to regulation under the BHC Act, and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System (the "Board"). The Company is required to obtain the prior approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5% of such bank. The BHC Act prohibits the Company from acquiring any voting shares of, interest in, or all or substantially all of the assets of a bank located outside the State of California unless the laws of such state specifically authorize such acquisition.

    Under the BHC Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless the company is engaged in such activities. The Board's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices. In making such determinations, the Board considers whether the performance of such activities by the Company would offer advantages to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Further, the Board is empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

    Although the entire scope of permitted activities is uncertain and cannot be predicted, the major non-banking activities that have been permitted to bank holding companies with certain limitations are: making, acquiring or servicing loans that would be made by a mortgage, finance, credit card or factoring company; operating an industrial loan company; leasing real and personal property; acting as an insurance agent, broker, or principal with respect to insurance that is directly related to the extension of credit by the bank holding company or any of its subsidiaries and limited to repayment of the credit in the event of death, disability or involuntary unemployment; issuing and selling money orders, savings bonds and travelers checks; performing certain trust company services; performing appraisals of real estate and personal property; providing investment and financial advice; providing data processing services; providing courier services; providing management consulting advice to non-affiliated depository institutions; arranging commercial real estate equity financing; providing certain securities brokerage services; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; providing investment advice on financial futures and options on futures; providing consumer financial counseling; providing tax planning and preparation services; providing check guaranty services; engaging in collection agency activities; and operating a credit bureau.

    The Company's primary sources of income are the receipt of dividends and management fees from its subsidiaries, and interest income on its investments. Monarch's and Western's ability to make such payments to the Company are subject to certain statutory and regulatory restrictions.

    The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, Monarch or Western may not condition an extension of credit on a customer's obtaining other services provided by it, the Company or any other subsidiary or on a promise by the customer not to obtain other services from a competitor.

    As a bank holding company, the Company is required to file reports with the Board and to provide such additional information as the Board may require. The Board also has the authority to examine the Company and each of its subsidiaries with the cost thereof to be borne by the Company.

    In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company or issue a guarantee, acceptance or letter of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10% of such subsidiary's capital stock and surplus on a per affiliate basis or 20% of such subsidiary's capital stock and surplus on an aggregate affiliate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a low-quality asset, as that term is defined in the

Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

    The BHC Act also prohibits a bank holding company or any of its subsidiaries from acquiring voting shares or substantially all the assets of any bank located in a state other than the state in which the operations of the bank holding company's banking subsidiaries are principally conducted unless such acquisition is expressly authorized by statutes of the state in which the bank to be acquired is located. Legislation recently adopted in California permits out-of-state bank holding companies to acquire California banks. See "Effect of Governmental Policies and Recent Legislation" later in this section.

    The BHC Act and regulations of the Board also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

    The Board has cease and desist powers to cover parent bank holding companies and non-banking subsidiaries where action of a parent bank holding company or its non-financial institutions represent an unsafe or unsound practice or violation of law. The Board has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

    The ability of the Company to pay dividends to its shareholders is subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally are as follows: (i) the corporation's assets equal at least 1 1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets equal at least 1 1/4 times its current liabilities.

    MONARCH BANK AND WESTERN BANK

    Banks are extensively regulated under both federal and state law. Monarch and Western as California state-chartered banks are subject to primary supervision, periodic examination and regulation by the Federal Reserve Bank ("FRB") and the FDIC.

    Monarch and Western are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, Monarch and Western, as is the case with all insured banks, pay a semi-annual statutory assessment and are subject to the rules and regulations of the FDIC. Monarch is a member of the Federal Reserve System and is subject to certain regulations of the Board. Western is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Board.

    Various requirements and restrictions under the laws of the State of California and the United States affect the operations of Monarch and Western. State and federal statutes and regulations relate to many aspects of Monarch's and Western's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, Monarch and Western are required to maintain certain levels of capital.

    There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by Monarch and Western. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank's last preceding fiscal year only after obtaining the prior approval of the Superintendent.

    The FDIC in the case of Western, and the Board and the FDIC in the case of Monarch, also have authority to prohibit Western or Monarch, as appropriate, from engaging in what, in the Board's and/or the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Board and/or the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice.

    Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, its affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of such affiliates. Such restrictions prevent affiliates from borrowing from Monarch and/or Western unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Monarch and/or Western in any other affiliate is limited to 10 percent of such subsidiary bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of such subsidiary bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving other controlling persons of Monarch and Western. Additional restrictions on transactions with affiliates may be imposed on Monarch and/or Western under the prompt corrective action provisions of the FDIC Improvement Act ("FDICIA").

    POTENTIAL ACTIONS

    Commercial banking organizations, such as Monarch and Western, may be subject to potential enforcement actions by the Board, the FDIC and the Superintendent for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of FDICIA.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

    Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate received by a bank on loans extended to its customers and securities held in a bank's portfolio comprise the major portion of a bank's earnings. These rates are highly sensitive to many factors that are beyond the control of a bank. Accordingly, the earnings and growth of a bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

    The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board. The Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on the Company are impossible to predict. Certain of the potentially significant changes which have been enacted and proposals which have been made recently are discussed below.

    FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

    On December 19, 1991, FDICIA was enacted into law. Set forth below is a brief discussion of certain portions of this law and implementing regulations that have been adopted or proposed by the Board, the Comptroller of the Currency ("Comptroller"), the Office of Thrift Supervision ("OTS") and the FDIC (collectively, the "federal banking agencies").

    STANDARDS FOR SAFETY AND SOUNDNESS

    FDICIA requires the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to internal controls, loan documentation, credit underwriting, interest rate exposure and asset growth. Standards must also be prescribed for classified loans, earnings and the ratio of market value to book value for publicly traded shares. The FDICIA also requires the federal banking agencies to issue uniform regulations prescribing standards for real estate lending that are to consider such factors as the risk to the deposit insurance fund, the need for safe and sound operation of insured depository institutions and the availability of credit. Further, FDICIA requires the federal banking agencies to establish standards prohibiting compensation, fees and benefit arrangements that are excessive or could lead to financial loss.

    PROMPT CORRECTIVE REGULATORY ACTION

    FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

    The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet any one of the capital requirements), significantly undercapitalized (significantly below any one capital requirement) and critically undercapitalized (failing to meet all capital requirements).

    In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of FDICIA. Under the regulations, an insured depository institution will be deemed to be:

    - "well capitalized" if it (i) has total risk-based capital of 10 percent or greater, Tier 1 risk-based capital of 6 percent or greater and a leverage capital ratio of 5 percent or greater and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

    - "adequately capitalized" if it has total risk-based capital of 8 percent or greater, Tier 1 risk-based capital of 4 percent or greater and a leverage capital ratio of 4 percent or greater (or a leverage capital ratio of 3 percent or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

    - "undercapitalized" if it has total risk-based capital that is less than 8 percent, Tier 1 risk-based capital that is less than 4 percent or a leverage capital ratio that is less than 4 percent (or a leverage capital ratio that is less than 3 percent if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

    - "significantly undercapitalized" if it has total risk-based capital that is less than 6 percent, Tier 1 risk-based capital that is less than 3 percent or a leverage capital ratio that is less than 3 percent; and

    - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2 percent.

    An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized, may be reclassified to the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is in an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital category, an insured depository institution is subject to more restrictions and federal banking agencies are given less flexibility in deciding how to address the problems associated with such category.

    The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions, and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

    An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates;
(iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of FDICIA; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

    Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

    The FDIC has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0 percent for assets with low credit risk, such as certain U.S. Treasury securities, to 100 percent for assets with relatively high credit risk, such as business loans.

    In addition to the risk-based guidelines, the FDIC requires banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by the FDIC to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3 percent. For all banks not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3 percent minimum, or 4 percent to 5 percent. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FDIC has the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency.

    In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

    In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss allowances to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

    OTHER ITEMS

    FDICIA also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution; (iii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.

    In addition, the FDIC has issued final and proposed regulations implementing provisions of FDICIA relating to powers of insured state banks. Final regulations issued in October 1992 prohibit insured state banks from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under the final regulations, non-permissible investments were to be divested by no later than December 19, 1996. The Banks have no such non-permissible investments.

    Regulations issued in December 1993 prohibit insured state banks from engaging as principal in any activity not permissible for a national bank, without FDIC approval. The proposal also provides that subsidiaries of insured state banks may not engage as principal in any activity that is not permissible for a subsidiary of a national bank, without FDIC approval.

    CAPITAL ADEQUACY GUIDELINES

    The FDIC has issued guidelines to implement the risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0 percent for risk-free assets, such as cash and certain U.S. Government securities, to 100 percent for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

    A banking organization's qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchase credit card relationships may be included, subject to certain limitations. At least 50 percent of the banking organization's total regulatory capital must consist of Tier 1 capital.

    Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25 percent of risk-weighted assets; (ii) perpetual preferred stock, cumulative perpetual preferred stock and long-term preferred stock and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50 percent of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies.

    The FDIC has also adopted a minimum leverage capital ratio of Tier 1 capital to average total assets of 3 percent for the highest rated banks. This leverage capital ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital well above the minimum level. Furthermore, higher leverage capital ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of FDICIA.

    The Regulatory Capital Guidelines as well as the actual capitalization for Monarch, Western and the Company as of December 31, 1996 follow:

                                                      ADEQUATELY      WELL                              COMPANY
                                                      CAPITALIZED  CAPITALIZED   MONARCH    WESTERN   CONSOLIDATED
                                                      -----------  -----------  ---------  ---------  ------------
Detailed computations of
  Tier 1 leverage capital ratio.....................      34.00%        35.00%      8.07%      6.05%        5.07%
  Tier 1 risk-based capital ratio...................      34.00%        36.00%     13.64%     10.93%        9.05%
  Total risk-based capital..........................      38.00%       310.00%     14.89%     12.19%       10.30%

    SAFETY AND SOUNDNESS STANDARDS

    In February 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

    In December 1992, the federal banking agency issued final regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

    Appraisals for "real estate related financial transactions" must be conducted by either state-certified or state-licensed appraisers for transactions in excess of certain amounts. State-certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state-licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the federal banking agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage backed securities.

    PREMIUMS FOR DEPOSIT INSURANCE

    Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90 percent of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC also has authority to impose special assessments against insured deposits.

    The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," or 1.25 percent, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023 percent of deposits. The FDIC, effective September 15, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the condition of the bank, as a result of the recapitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for well capitalized banks to zero effective January 1, 1996. Other banks will be charged risk-based premiums of up to $.27 per $100 of deposits.

    Governor Pete Wilson recently signed Assembly Bill 3351 (the "Banking Consolidation Bill"), authored by Assemblyman Ted Weggeland and sponsored by the California State Banking Department (the "Department"), effective July 1, 1997, which creates the California Department of Financial Institutions ("DFI") to be headed by a Commissioner of Financial Institutions out of the existing Department which regulates state chartered commercial banks and trust companies in California.

    The Banking Consolidation Bill, among other provisions, also (i) transfers regulatory jurisdiction over state chartered savings and loan associations from the Department of Savings and Loans ("DSL") to the newly created DFI and abolishes the DSL; (ii) transfers regulatory jurisdiction over state chartered industrial loan companies and credit unions from the Department of Corporations to the newly-created DFI; and (iii) establishes within the DFI separate divisions for credit unions, commercial banks, industrial loan companies and savings and loans. As the Banking Consolidation Bill has only recently been enacted, it is impossible to predict with any degree of certainty what impact it will have on the banking industry in general and the Banks in particular.

    Congress has recently passed, and President Clinton has signed into law, provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's successor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions in the late 1980's and early 1990's. The new law required savings and loan associations to bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks must contribute towards paying off the financing bonds, including interest. In 2000, the banking industry will assume the bulk of the payments. The new law also aims to merge the Bank Insurance Fund and SAIF by 1999 but not until the bank and savings and loan charters are combined. The Treasury Department has until March 31, 1997 to deliver to Congress comments and recommendations on combining the charters. Additionally, the new law provides "regulatory relief" for the banking industry by eliminating approximately 30 laws and regulations. The costs and benefits of the new law to the Banks can not currently be accurately predicted.

    INTERSTATE BANKING AND BRANCHING

    On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

    The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction. Effective October 2, 1995, California adopted legislation which "opts California into" the Interstate Act. However, the California Legislation restricts out-of-state banks from purchasing branches or starting a de novo branch to enter the California banking market. Such banks may proceed only by way of purchases of whole banks.

    The Interstate Act is likely to increase competition in the Banks' market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such increased competition will likely have on the Banks' operations.

    On September 28, 1995, Governor Wilson signed Assembly Bill 1482, the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "1995 Act"). The 1995 Act, which was filed with the Secretary of State as Chapter 480 of the California Statutes of 1995, became operative on October 2, 1995.

    The 1995 Acts opts in early for interstate branching, allowing out-of-state banks to enter California by merging or purchasing a California bank or industrial loan company which is at least five years old. Also, the 1995 Act repeals the California Interstate (National) Banking Act of 1986, which regulated the acquisition of California banks by out-of-state bank holding companies. In addition, the 1995 Act permits California state banks, with the approval of the Superintendent of Banks, to establish agency relationships with FDIC-insured banks and savings associations. Finally, the 1995 Act provides for regulatory relief, including (i) authorization for the Superintendent to exempt banks from the requirement of obtaining approval before establishing or relocating a branch office or place of business, (ii) repeal of the requirement of directors' oaths (California Financial Code Section 682), and (iii) repeal of the aggregate limit on real estate loans (California Financial Code Section
1230).

    COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

    The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local community, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

    In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institutions' actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Tax Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

    HAZARDOUS WASTE CLEAN-UP COSTS

    Management is aware of recent legislation and cases relating to hazardous waste clean-up costs and potential liability. Based on a general survey of the loan portfolios of both Monarch and Western, conversations with local authorities and appraisers, and the type of lending currently and historically done by Monarch and Western (Monarch and Western have generally not made the types of loans generally associated with hazardous waste contamination problems), Management is not aware of any potential liability for hazardous waste contamination.

    OTHER REGULATIONS AND POLICIES

    Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Banks. Federal regulations include requirements to maintain non-interest bearing reserves against deposits, limitations on the nature and amount of loans which may be made, and restrictions on payment of dividends. The Superintendent approves the number and locations of the branch offices of a bank. California law exempts banks from the usury laws.

MARKET AREA

    Western's market area is the western side of Los Angeles with one office in the San Fernando Valley. These communities are generally very affluent with an excellent base of small to medium sized businesses and law firms which provide services to the entertainment industry. This market area includes new construction lending, retail banking opportunities and commercial banking for small businesses, professionals and some light industry.

    Monarch's main market area, Laguna Niguel, is located in southern Orange County. It is a typical Southern California "bedroom" community with over 50,000 residents. Monarch also provides services to similar neighboring communities including Mission Viejo, Dana Point, San Juan Capistrano, Laguna Beach, San Clemente, Laguna Hills, and Aliso Viejo. There is no one dominant business segment and a majority of the residents work outside of the immediate service areas. This market area includes both retail banking opportunities and commercial banking for small businesses, professionals and some light industry.

    The Company's market areas in the past five years have felt the full impact of the recession that continued in some areas of California through 1996. The impact of the recession has been felt through the progressive loss of jobs as defense contractors cut back and restructure; in declines in construction activity;

cutbacks in the aerospace industry and in the closing of more than the normal number of small businesses. Real estate values have substantially declined with some properties dropping by 20% to 30% depending on location and price range and in correlation to increases in unemployment statistics. Most recent economic reports in 1996, however, point to decreases in unemployment and some increases in both sales volume and prices of real estate.

BUSINESS CONCENTRATIONS

    As of December 31, 1996, Monarch had approximately $80 million in assets and $73 million in deposits, and Western had approximately $431 million in assets and $375 million in deposits. No individual or single group of related accounts is considered material in relation to Monarch's, Western's or the Company's totals, or in relation to its overall business.

COMPETITION

    The banking business in California generally, and in Monarch's and Western's primary service areas specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over Monarch and Western are their ability to finance and engage in wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as trust services and international banking which are not offered directly by Monarch or Western (but which can be offered indirectly by Monarch and Western through correspondent institutions). In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than Monarch and Western. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for Monarch and Western in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings.

    In order to compete with other competitors in their primary service areas, Monarch and Western attempt to use to the fullest extent possible the flexibility which the Company's independent status permits. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. In particular, each of the Banks offers highly personalized banking services.

EMPLOYEES

    As of January 31, 1997, Monarch had 48 full time equivalent employees, Western had 109 full time equivalent employees and the Company had 3 full time equivalent employees.

M. B. MORTGAGE COMPANY, INC.

    M.B. Mortgage Company, Inc. was incorporated under California law on November 8, 1983, and is wholly-owned by Monarch Bank. The company is inactive.

STATISTICAL DISCLOSURE

    The following tables and data set forth statistical information relating to the Company and its subsidiaries. This statistical data should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (ITEM 6) and the CONSOLIDATED FINANCIAL STATEMENTS (ITEM
7) included elsewhere herein. Data provided includes the accounts and results of Western as of dates, and for periods, subsequent to the September 30, 1996 acquisition only.

    The following summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

                                                                             DECEMBER 31,
                                                      -----------------------------------------------------------
                                                        1996(1)        1995        1994        1993       1992
                                                      ------------  ----------  ----------  ----------  ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONDENSED STATEMENT OF OPERATIONS DATA:
  Interest income...................................  $     12,497  $    4,491  $    3,938  $    4,348  $   5,028
  Interest expense..................................         3,952       1,148         947       1,148      1,632
                                                      ------------  ----------  ----------  ----------  ---------
  Net interest income...............................         8,545       3,343       2,991       3,200      3,396
  Provision for loan losses.........................           228         425         995       1,280         67
  Non-interest income (other than gains or losses on
    securities transactions)........................         1,108         933         696         920        999
  Gains (losses) on securities transactions.........           267      --             (47)         40     --
  Non-interest expense other than OREO expense......         8,753       3,602       4,251       4,134      4,037
  OREO expense (income).............................          (151)         62         243          86         82
                                                      ------------  ----------  ----------  ----------  ---------
    Income (loss) before taxes......................         1,090         187      (1,849)     (1,340)       209
  Income tax expense (benefit)......................           352        (496)          2           2         34
                                                      ------------  ----------  ----------  ----------  ---------
    Net income (loss)...............................  $        738  $      683  $   (1,851) $   (1,342) $     175
                                                      ------------  ----------  ----------  ----------  ---------
                                                      ------------  ----------  ----------  ----------  ---------
PER SHARE DATA:
  Net income (loss) per share.......................  $       0.05  $     0.13  $    (2.33) $    (1.71) $    0.25
  Cash dividends declared...........................       --           --          --          --         --
  Book value per share..............................  $       1.57  $     1.34  $     0.88  $     3.68  $    5.27
  Shares used to compute net income (loss) per
    share...........................................    14,974,918   5,071,000     794,300     786,000    712,000
                                                      ------------  ----------  ----------  ----------  ---------
                                                      ------------  ----------  ----------  ----------  ---------
BALANCE SHEET DATA:
  Assets............................................  $    512,361  $   70,101  $   59,974  $   67,119  $  68,499
  Loans.............................................       261,055      32,650      31,040      35,369     46,233
  Securities........................................       164,724      28,665      16,138      18,198      7,284
  Interest-earning assets...........................       429,996      64,451      54,452      62,303     56,102
  Goodwill..........................................        29,342      --          --          --         --
  Deposits..........................................       442,984      58,742      58,643      63,715     63,963
  Notes payable and other borrowings................        11,000         132         173         211        250
  Shareholders' equity..............................        54,128      10,997         702       2,923      3,888
                                                      ------------  ----------  ----------  ----------  ---------
                                                      ------------  ----------  ----------  ----------  ---------
ASSET QUALITY:
  Nonaccrual loans..................................  $      9,315  $      345  $      431  $    2,847  $     737
  OREO..............................................         3,889         150         617       1,293        699
                                                      ------------  ----------  ----------  ----------  ---------
    Total nonaccrual loans and OREO.................  $     13,204  $      495  $    1,048  $    4,140  $   1,436
                                                      ------------  ----------  ----------  ----------  ---------
                                                      ------------  ----------  ----------  ----------  ---------
PERFORMANCE RATIOS:
  Return on average assets..........................         0.40%       1.08%      (2.92%)     (1.96%)     0.28%
  Return on average shareholders' equity............         3.37%       9.91%     (74.55%)    (33.22%)     4.41%
  Net interest spread...............................         4.43%       4.98%       5.02%       4.83%      5.05%
  Net interest margin...............................         5.43%       5.84%       5.34%       5.20%      5.87%
  Average shareholders' equity to average assets....        11.85%      10.92%       3.92%       5.90%      6.24%
ASSET QUALITY RATIOS:
  Nonaccrual loans to gross loans...................         3.57%       1.06%       1.39%       8.05%      1.59%
  Nonaccrual loans and OREO to total assets.........         2.58%       0.71%       1.75%       6.17%      2.10%
  Allowance for loan losses to total loans..........         2.07%       2.62%       3.66%       2.99%      1.24%
  Allowance for loan losses to nonaccrual loans.....           58%        248%        264%         37%        78%
  Net charge-offs to average loans..................         0.99%       2.46%       2.82%       1.96%      0.47%

------------------------
(1) Includes the accounts and operating results of Western since the September 30, 1996 acquisition date.

    INTEREST RATES AND INTEREST RATE DIFFERENTIALS

    The Company's consolidated earnings depend primarily upon the difference between the income the Banks receive from their loan portfolios and investment securities, and their cost of funds, including principally interest paid on savings and time deposits. Interest rates charged on the Banks' loans are influenced principally by the demand for such loans, the supply of money for lending purposes, and competitive factors. These factors are, in turn, affected by general economic conditions and other factors beyond the Banks' control, such as federal economic and tax policies, the general supply of money in the economy, governmental budgetary actions, and the actions of the Board.

    The following table provides information on net interest income for the past three fiscal years, setting forth average balances of interest-earnings assets and interest-bearing liabilities, the income earned and expense recorded thereon and the resulting average yield-cost ratios (dollars in thousands):

                                                            INTEREST RATES AND INTEREST RATE DIFFERENTIALS
                                                                        (DOLLARS IN THOUSANDS)
                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------
                                                             1996
                                             ------------------------------------                   1995
                                              AVERAGE                              --------------------------------------
                                              BALANCE     INCOME/      AVERAGE       AVERAGE      INCOME/      AVERAGE
                                                (1)       EXPENSE    YIELD/ COST   BALANCE (1)    EXPENSE    YIELD/ COST
                                             ---------  -----------  ------------  -----------  -----------  ------------
INTEREST-EARNING ASSETS:
  Interest-bearing deposits with banks.....  $      53   $       3         5.66%    $   1,016    $      43         4.23%
  Securities held to maturity..............      8,011         516         6.44%        6,538          429         6.56%
  Securities available for sale............     51,588       3,167         6.14%       14,227          589         4.14%
  Federal funds sold.......................     11,659         604         5.18%        6,676          376         5.63%
  Loans (net)(2)...........................     86,190       8,207         9.52%       28,808        3,054        10.60%
                                             ---------  -----------                -----------  -----------
    INTEREST EARNING ASSETS................    157,501      12,497         7.93%       57,265        4,491         7.84%
                                                        -----------         ---                 -----------       -----
NON INTEREST-EARNING ASSETS:
  Cash and due from banks..................     11,616                                  3,725
  Premises and equipment (net).............      1,894                                    630
  Other real estate owned..................      1,366                                    490
  Goodwill.................................      7,419                                 --
  Other assets.............................      4,910                                    970
                                             ---------                             -----------
    TOTAL ASSETS...........................  $ 184,706                              $  63,080
                                             ---------                             -----------
                                             ---------                             -----------
INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits.........  $  71,920   $   2,068         2.88%    $  25,106    $     533         2.12%
  Savings deposits.........................      8,469         194         2.29%        5,312          110         2.07%
  Time deposits............................     29,863       1,499         5.02%        9,655          504         5.22%
  Federal funds purchased..................          5      --            --           --           --            --
  Other borrowings.........................      2,750         191         6.95%            9            1        11.11%
                                             ---------  -----------                -----------  -----------
    INTEREST BEARING LIABILITIES...........  $ 113,007       3,952         3.50%       40,082        1,148         2.86%
                                                        -----------         ---                 -----------       -----
NON INTEREST-BEARING LIABILITIES AND
  EQUITY:
  Non-interest bearing demand..............     47,724                                 15,545
  Non-interest bearing liabilities.........      2,089                                    564
  Shareholders' equity.....................     21,886                                  6,889
                                             ---------                             -----------
    TOTAL LIABILITIES & SHAREHOLDERS'
      EQUITY...............................  $ 184,706                              $  63,080
                                             ---------                             -----------
                                             ---------                             -----------
  Net interest income......................              $   8,545                               $   3,343
                                                        -----------                             -----------
                                                        -----------                             -----------
  Net interest margin on interest-bearing
    assets(3)..............................                                5.43%                                   5.84%
                                                                            ---                                   -----
                                                                            ---                                   -----
  Net interest spread......................                                4.43%                                   4.98%
                                                                            ---                                   -----
                                                                            ---                                   -----


                                                              1994
                                             --------------------------------------
                                               AVERAGE      INCOME/      AVERAGE
                                             BALANCE (1)    EXPENSE    YIELD/ COST
                                             -----------  -----------  ------------
INTEREST-EARNING ASSETS:
  Interest-bearing deposits with banks.....   $   2,712    $     111         4.09%
  Securities held to maturity..............       5,508          258         4.68%
  Securities available for sale............      11,537          536         4.65%
  Federal funds sold.......................       3,817          155         4.06%
  Loans (net)(2)...........................      32,397        2,878         8.88%
                                             -----------  -----------
    INTEREST EARNING ASSETS................      55,971        3,938         7.04%
                                                          -----------         ---
NON INTEREST-EARNING ASSETS:
  Cash and due from banks..................       3,993
  Premises and equipment (net).............         730
  Other real estate owned..................       1,313
  Goodwill.................................      --
  Other assets.............................       1,302
                                             -----------
    TOTAL ASSETS...........................   $  63,309
                                             -----------
                                             -----------
INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits.........   $  32,590    $     568         1.74%
  Savings deposits.........................       7,369          153         2.08%
  Time deposits............................       6,872          224         3.26%
  Federal funds purchased..................      --           --            --
  Other borrowings.........................          54            2         3.70%
                                             -----------  -----------
    INTEREST BEARING LIABILITIES...........      46,885          947         2.02%
                                                          -----------         ---
NON INTEREST-BEARING LIABILITIES AND
  EQUITY:
  Non-interest bearing demand..............      13,558
  Non-interest bearing liabilities.........         383
  Shareholders' equity.....................       2,483
                                             -----------
    TOTAL LIABILITIES & SHAREHOLDERS'
      EQUITY...............................   $  63,309
                                             -----------
                                             -----------
  Net interest income......................                $   2,991
                                                          -----------
                                                          -----------
  Net interest margin on interest-bearing
    assets(3)..............................                                  5.34%
                                                                              ---
                                                                              ---
  Net interest spread......................                                  5.02%
                                                                              ---
                                                                              ---

------------------------------
(1) Average balances are primarily computed on daily balances during the period. When such balances are not available, averages are computed on a monthly basis. Average balances include the effect of discounts and premiums on loans, investment securities, deposits and borrowings acquired in acquisitions, as well as deferred loan fees.

(2) Non accrual loans are included in the average balances for the periods; however, interest on such loans has been excluded in computing the average yields for the periods.

(3) The net interest margin on interest-bearing assets for a period is net interest income divided by average interest-earning assets.

    The following table sets forth changes in interest income and interest expense, and the amount of change attributable to variances in volume, rates and the combination of volume and rates. The Company has no tax-exempt assets.

                                                                 INTEREST RATES AND INTEREST RATE DIFFERENTIALS
                                                                                 (IN THOUSANDS)
                                                   --------------------------------------------------------------------------
                                                              YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                                                               1996 COMPARED TO 1995                 1995 COMPARED TO 1994
                                                   ----------------------------------------------  --------------------------
                                                                                                                  CHANGE DUE
                                                                          CHANGE DUE TO                               TO
                                                      TOTAL     ---------------------------------      TOTAL      -----------
                                                    INCREASE                           VOLUME &      INCREASE
                                                   (DECREASE)    VOLUME      RATE        RATE       (DECREASE)      VOLUME
                                                   -----------  ---------  ---------  -----------  -------------  -----------
INTEREST INCOME:
Interest and fees on loans.......................   $   5,153   $   6,083  $    (311)  $    (619)    $     176     $    (319)
Interest bearing deposits with banks.............         (40)        (41)        15         (14)          (68)          (69)
Securities held to maturity......................          87          97         (8)         (2)          171            48
Securities available for sale....................       2,578       1,547        284         747            53           125
Federal funds sold...............................         228         281        (30)        (23)          221           116
                                                   -----------  ---------  ---------  -----------       ------    -----------
      Total interest income......................       8,006       7,967        (47)         86           553           (99)

INTEREST EXPENSE:
Interest bearing demand deposits.................       1,535         994        189         352           (35)         (131)
Savings deposits.................................          84          65         12           7           (43)          (43)
Time deposits....................................         995       1,055        (19)        (41)          280            91
Federal funds purchased..........................      --          --         --          --            --            --
Other borrowings.................................         190         305          0        (115)           (1)           (2)
                                                   -----------  ---------  ---------  -----------       ------    -----------
    Total interest expense.......................       2,804       2,419        182         203           201           (85)
                                                   -----------  ---------  ---------  -----------       ------    -----------
      Net interest income........................   $   5,202   $   5,548  $    (229)  $    (117)    $     352     $     (15)
                                                   -----------  ---------  ---------  -----------       ------    -----------
                                                   -----------  ---------  ---------  -----------       ------    -----------


                                                               VOLUME &
                                                     RATE        RATE
                                                   ---------  -----------
INTEREST INCOME:
Interest and fees on loans.......................  $     556   $     (61)
Interest bearing deposits with banks.............          4          (3)
Securities held to maturity......................        103          20
Securities available for sale....................        (58)        (14)
Federal funds sold...............................         60          45
                                                   ---------       -----
      Total interest income......................        665         (13)
INTEREST EXPENSE:
Interest bearing demand deposits.................        125         (29)
Savings deposits.................................          0      --
Time deposits....................................        135          54
Federal funds purchased..........................     --          --
Other borrowings.................................          4          (3)
                                                   ---------       -----
    Total interest expense.......................        264          22
                                                   ---------       -----
      Net interest income........................  $     401   $     (35)
                                                   ---------       -----
                                                   ---------       -----

SECURITIES

    The fair value of securities available for sale at the dates indicated are summarized in the table below:

                                                                                          DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
US Government Securities.....................................................  $  132,192  $    4,871  $   --
US Agency Securities.........................................................       7,709       5,578         997
Mortgage-backed Securities...................................................       5,554       2,131       5,593
US Government Mutual Fund....................................................       4,468       9,240       5,191
Other securities.............................................................       7,531         184      --
                                                                               ----------  ----------  ----------
                                                                               $  157,454  $   22,004  $   11,781
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The US Government Mutual Fund represents shares held in the Monarch Fund, a mutual fund wholly comprised of US Government obligations. The Monarch Fund is not a related entity to Monarch Bancorp or any of its subsidiaries.

    The acquisition of Western added $141 million to securities available for sale at December 31, 1996. The increase of $10 million from December 31, 1994 to December 31, 1995 primarily resulted from the proceeds of the two common stock offerings in 1995.

    The following table shows the maturities of debt securities available for sale at December 31, 1996 (Dollars in thousands):

                                                                                            1 YEAR                   5 YEARS
                                            TOTAL              1 YEAR OR LESS            THRU 5 YEARS             THRU 10 YEARS
                                    ---------------------  -----------------------  -----------------------  -----------------------
                                     AMOUNT      YIELD       AMOUNT       YIELD       AMOUNT       YIELD       AMOUNT       YIELD
                                    ---------  ----------  -----------  ----------  -----------  ----------  -----------  ----------
US Government Securities..........  $ 132,190       5.80%   $  44,051        5.60%   $  87,615        5.90%   $  --           --
US Agency Securities..............      7,709       6.52%       1,000        6.78%       5,466        6.39%         573        7.03%
Mortgage-backed Securities........      5,554       6.61%      --           --          --           --             984        6.42%
Other securities..................      6,028       5.74%       6,028        5.74%      --           --          --           --
                                    ---------              -----------              -----------              -----------
    Total.........................  $ 151,481       5.86%   $  51,079        5.64%   $  93,081        5.93%   $   1,557        6.64%
                                    ---------              -----------              -----------              -----------
                                    ---------              -----------              -----------              -----------
    Amortized Cost................  $ 151,453               $  50,977                $  93,184                $   1,570
                                    ---------              -----------              -----------              -----------
                                    ---------              -----------              -----------              -----------


                                         OVER 10 YEARS
                                    -----------------------
                                      AMOUNT       YIELD
                                    -----------  ----------
US Government Securities..........   $     524        5.40%
US Agency Securities..............         670        6.80%
Mortgage-backed Securities........       4,570        6.65%
Other securities..................      --           --
                                    -----------
    Total.........................   $   5,764        6.55%
                                    -----------
                                    -----------
    Amortized Cost................   $   5,722
                                    -----------
                                    -----------

    The carrying amounts of the debt securities held to maturity at the dates indicated are summarized in the table below:

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
                                                                                               (IN THOUSANDS)
US Government Securities.............................................................  $   1,147  $     485  $   2,849
US Agency Securities.................................................................      4,202      4,500      1,508
Mortgage-backed Securities...........................................................      1,921      1,676     --
                                                                                       ---------  ---------  ---------
                                                                                       $   7,270  $   6,661  $   4,357
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The following table shows the maturities of debt securities held to maturity at December 31, 1996 (Dollars in thousands):

                                                                                                                 5 YEARS
                                                                                              1 YEAR             THRU 10
                                             TOTAL               1 YEAR OR LESS            THRU 5 YEARS           YEARS
                                    -----------------------  -----------------------  -----------------------  -----------
                                      AMOUNT       YIELD       AMOUNT       YIELD       AMOUNT       YIELD       AMOUNT
                                    -----------  ----------  -----------  ----------  -----------  ----------  -----------
US Government Securities..........   $   1,147        5.78%   $     250        6.98%   $     607        5.54%   $     290
US Agency Securities..............       3,989        6.31%      --           --           3,989        6.31%      --
Mortgage-backed Securities........       1,921        7.02%      --           --             931        6.30%      --
                                    -----------                   -----               -----------                   -----
    Total.........................   $   7,057        6.42%   $     250        6.98%   $   5,527        6.23%   $     290
                                    -----------                   -----               -----------                   -----
                                    -----------                   -----               -----------                   -----
    Fair Value....................   $   7,034                $     250                $   5,519                $     298
                                    -----------                   -----               -----------                   -----
                                    -----------                   -----               -----------                   -----


                                                     OVER 10 YEARS
                                                -----------------------
                                      YIELD       AMOUNT       YIELD
                                    ----------  -----------  ----------
US Government Securities..........       5.26%   $  --           --
US Agency Securities..............      --          --           --
Mortgage-backed Securities........      --             990        7.69%
                                                     -----
    Total.........................       5.26%   $     990        7.69%
                                                     -----
                                                     -----
    Fair Value....................               $     967
                                                     -----
                                                     -----

    At December 31, 1996, the Company did not have investments in securities issued by any one non-federal issuer which exceeded 10% of shareholders' equity.

    As part of its investment portfolios, the Banks may hold derivative securities. Three Collateralized Mortgage Obligations (CMO's) were held in the held to maturity portfolio at Monarch as of December 31, 1996. These FNMA and FHLMC securities have a carrying value of $1.921 million and a current market value of $1.883 million as of December 31, 1996. The weighted average yield of these investments was 7.02% and the weighted average life was 1.69 years as of December 31, 1996. All three CMO's have been tested no less than annually using the FFIEC "High Risk Security Test," and each of the securities have passed the tests. This stress test is used by bank regulators to assess relative CMO's investment risks. A security that passes is not considered to be "high-risk;" a security that fails the test may be subject to additional regulatory scrutiny and under the most severe case, the bank could be asked to sell the security.

    Western holds $3 million in FNMA Multi Step securities with a weighted average yield of 6.38% as of December 31, 1996. The securities do not have a call date or repricing date in the remainder of 1997 and all will mature in October 1998.

LOAN PORTFOLIO

    The following table sets forth the amount of loans outstanding at the end of the following periods, according to type of loan. The Company's lending activities are predominantly in Southern California. The Company has no agricultural or foreign loans.

                                                                                 DECEMBER 31,
                                                            ------------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                            ----------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Real estate construction..................................  $   24,666  $   2,033  $   4,032  $   5,061  $  12,097
Real estate mortgage......................................     128,026     11,675     12,226     12,138     13,765
Commercial................................................     101,177     16,758     12,089     14,036     15,033
Installment...............................................       7,186      2,184      2,693      4,134      5,338
                                                            ----------  ---------  ---------  ---------  ---------
    GROSS LOANS...........................................     261,055     32,650     31,040     35,369     46,233
Less:
  Deferred loan fees......................................        (939)      (130)       (52)      (118)      (195)
  Allowance for loan losses...............................      (5,393)      (854)    (1,137)    (1,056)      (575)
                                                            ----------  ---------  ---------  ---------  ---------
      NET LOANS...........................................  $  254,723  $  31,666  $  29,851  $  34,195  $  45,463
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------

    The acquisition of Western added $216 million to gross loans, $785 thousand to deferred loan fees and $4.3 million to the allowance for loan losses at December 31, 1996.

    With certain exceptions, a bank is permitted under California law to make loans to a single borrower in aggregate amounts up to 25 percent of the sum of shareholders' equity (excluding goodwill and effect of adjustments for FAS 115), allowance for loan losses, capital reserves, if any, and debentures, if any, for secured loans (as defined for regulatory purposes), and up to 15 percent of such sum for the aggregate of unsecured loans (as defined). As of December 31, 1996 these lending limits for the Company were approximately $7.5 million for secured loans, and approximately $4.5 million for unsecured loans. The Company sells participations in loans where necessary to stay within lending limits or to otherwise limit the Company's exposure in particular credits. Where deemed appropriate to better utilize available funds, the Company may purchase participations in loans.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

    The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table below is based on contractual maturities at December 31, 1996:

                                                                                 ONE YEAR
                                                                      ONE YEAR   THROUGH 5    OVER
                                                                      OR LESS      YEARS     5 YEARS     TOTAL
                                                                     ----------  ---------  ---------  ----------
                                                                                    (IN THOUSANDS)
Real estate construction...........................................  $   22,832  $     559  $   1,275  $   24,666
Real estate mortgage...............................................      37,702     56,373     33,951     128,026
Commercial.........................................................      45,507     31,426     24,244     101,177
Installment........................................................       3,790      2,898        498       7,186
                                                                     ----------  ---------  ---------  ----------
                                                                     $  109,831  $  91,256  $  59,968  $  261,055
                                                                     ----------  ---------  ---------  ----------
                                                                     ----------  ---------  ---------  ----------
Loans maturing after one year with:
  Fixed interest rates.............................................              $  26,253  $  21,319
  Variable interest rates..........................................                 65,003     38,649
                                                                                 ---------  ---------
                                                                                 $  91,256  $  59,968
                                                                                 ---------  ---------
                                                                                 ---------  ---------

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

    The following table shows the Company's nonaccrual, past due and restructured loans.

                                                                                  YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------------------
                                                                     1996       1995       1994       1993      1992 (1)
                                                                   ---------  ---------  ---------  ---------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  Real Estate Construction.......................................  $     164  $     172  $  --      $   1,650
  Real Estate Mortgage...........................................      8,323        160        162        991
  Commercial.....................................................        755         12        223        206
  Installment....................................................         73          1         46     --
                                                                   ---------  ---------  ---------  ---------  -----------
      Total......................................................  $   9,315  $     345  $     431  $   2,847   $     737
                                                                   ---------  ---------  ---------  ---------  -----------
                                                                   ---------  ---------  ---------  ---------  -----------
Total nonaccrual loans as a percentage of total loans............      3.57%      1.06%      1.39%      8.05%       1.59%
Allowance for loan losses to nonaccrual loans....................        58%       248%       264%        37%         78%
Loans past due 90 days or more on accrual status:
  Real Estate Mortgage...........................................  $  --      $  --      $     199  $     124
  Commercial.....................................................     --         --            163        375
  Installment....................................................     --         --         --              6
                                                                   ---------  ---------  ---------  ---------  -----------
      Total......................................................  $  --      $  --      $     362  $     505   $     132
RESTRUCTURED LOANS:
  On accrual status..............................................  $  --      $  --      $  --      $  --       $  --
  On nonaccrual status...........................................      3,870        168     --         --          --
                                                                   ---------  ---------  ---------  ---------  -----------
      Total......................................................  $   3,870  $     168  $  --      $  --       $  --
                                                                   ---------  ---------  ---------  ---------  -----------
                                                                   ---------  ---------  ---------  ---------  -----------

------------------------

(1) Detailed information is not available

    The large increase in nonaccrual loans occurred at Western due to three large real estate mortgage loans totaling $7.6 million that were added to the nonaccrual list in the fourth quarter of 1996. These three loans were all internally classified by Management prior to being put on nonaccrual. All three of the loans are secured by first trust deeds on real estate properties. Although Western's percentage of the allowance for loan losses to nonaccrual loans decreased from 135 percent at December 31, 1995 to 47 percent at December 31, 1996, Western's percentage of the allowance for loan losses to internally classified loans at December 31, 1996 was comparable to December 31, 1995. Monarch's nonaccrual loans decreased by $178 thousand from December 31, 1995 to December 31, 1996. The table below summarizes the changes in nonaccrual loans for the years ended December 31, 1996 and 1995.

                          CHANGES IN NONACCRUAL LOANS

                                                                                                  YEARS ENDED DECEMBER
                                                                                                          31,
                                                                                                  --------------------
                                                                                                    1996       1995
                                                                                                  ---------  ---------
                                                                                                     (IN THOUSANDS)
NONACCRUAL LOANS
Balance, beginning of the year..................................................................  $     345  $     431
Acquisition of Western..........................................................................      2,487
Loans placed on nonaccrual......................................................................      8,476        919
Charge-offs.....................................................................................       (456)      (625)
Loans returned to accrual status................................................................       (363)       (25)
Repayments (including interest applied to principal)............................................       (349)       (83)
Transfers to OREO...............................................................................       (825)      (272)
                                                                                                  ---------  ---------
Balance, end of year............................................................................  $   9,315  $     345
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------


                                                                                                  YEARS ENDED DECEMBER
                                                                                                          31,
                                                                                                  --------------------
                                                                                                    1996       1995
                                                                                                  ---------  ---------
                                                                                                     (IN THOUSANDS)
INTEREST ON NONACCRUAL LOANS
Interest that would have been collected on nonaccrual loans.....................................  $     279  $      17
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------
Interest collected on nonaccrual loans..........................................................  $       1  $      24
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

    There are no commitments to lend additional funds to borrowers listed as nonaccrual or past due 90 days or more.

    The Company's policy concerning non-performing loans is to cease accruing interest, and to charge off all accrued and unpaid interest on loans which are past due as to principal and/or interest for at least 90 days, or at such earlier time as management determines timely collection of the interest to be in doubt; except that in certain circumstances accrued interest is not charged off on adequately secured loans which are deemed by management to be fully collectible. Additionally, loans which are 90 days or more past due may continue accruing interest if they are both well secured and in the process of being collected.

    The Company has not been active in areas that involve hazardous waste, and based on portfolio reviews by the Company and during credit reviews during regulatory examinations, no loans have been identified that would appear to be of concern because of hazardous material.

POTENTIAL PROBLEM LOANS

    Except as noted above, as of March 15, 1997 management is not aware of any borrowers who are experiencing severe financial difficulties, or in the normal course of business, represent any identified loss potential. The Banks monitor all loans and complete a monthly internal watch list, which is inclusive of both loans past due and/or borrowers that have been identified as having special difficulties.

LOAN CONCENTRATIONS

    The Banks' loan portfolios are diverse, and there are no specific concentrations to any one borrower or group of borrowers that are engaged in similar activities which would cause them to be similarly impacted by economic or other considerations.

SUMMARY OF LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

    The following table summarizes loan balances, loans charged off, the provision for loan losses charged to expense, the allowance, and loan recoveries.

                                                                           YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                            ----------  ---------  ---------  ---------  ---------
                                                                            (DOLLARS IN THOUSANDS)
Allowance for loan losses:
Balance at the beginning of the year......................  $      854  $   1,137  $   1,056  $     575  $     715
                                                            ----------  ---------  ---------  ---------  ---------
  Loans charged off:
    Real estate mortgage..................................         427        278        796         60         90
    Real estate construction..............................      --         --         --             75         70
    Commercial............................................         396        401        167        599         46
    Installment...........................................          45         38         29         81         33
                                                            ----------  ---------  ---------  ---------  ---------
        Total loans charged-off...........................         868        717        992        815        239
                                                            ----------  ---------  ---------  ---------  ---------
Recoveries on loans charged-off:
  Real estate mortgage....................................      --              5         40          8     --
  Commercial..............................................          18          3         33          5         14
  Installment.............................................      --              1          5          3         18
                                                            ----------  ---------  ---------  ---------  ---------
    Total recoveries on loans charged-off.................          18          9         78         16         32
                                                            ----------  ---------  ---------  ---------  ---------
    Net loans charged off.................................         850        708        914        799        207
Provision charged to operating expense....................         228        425        995      1,280         67
Addition to allowance due to:
    Acquisition of Western................................       5,041     --         --         --         --
    Loan portfolio purchases..............................         120     --         --         --         --
                                                            ----------  ---------  ---------  ---------  ---------
Balance at the end of the year............................  $    5,393  $     854  $   1,137  $   1,056  $     575
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------
Loans:
  Average loans outstanding during year...................  $   86,190  $  28,808  $  32,397  $  40,774  $  44,452
  Total loans at end of year..............................  $  261,055  $  32,650  $  31,040  $  35,370  $  46,233
Ratios:
  Net loans charged off to average loans..................       0.99%      2.46%      2.82%      1.96%      0.47%
  Allowance as a percent of end of year loans.............       2.07%      2.62%      3.66%      2.99%      1.24%

    The Banks' local markets were very severely affected by the recession in 1993 and 1994 and, in several instances borrowers who had never reported financial difficulties or were past due declared bankruptcy.

    Although the allowance as a percent of end of year loans has declined since 1994, loans charged off to average loans has also decreased significantly. Loans charged off in 1996 primarily were Western charge-offs in the fourth quarter of 1996. These charge-offs represent Western loans that had specific valuation allowance allocated at September 30, 1996 but were charged off by management of the Company subsequent to the acquisition of Western.

    From 1994 to 1995 for Monarch and from 1996 for Western, the level of classified loans as a result of Regulatory examinations dropped significantly. There was no Regulatory examination at Monarch in 1996.

    The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of loans in each category to total loans at December 31 for each of the last five years:

                                                                                ALLOWANCE AS OF DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                      1996       1995       1994       1993       1992
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                                   (DOLLARS IN THOUSANDS)
Real estate construction..........................................  $     371  $      25  $      50  $      63  $     151
Real estate mortgage..............................................      2,708        145        257        678        102
Commercial........................................................      1,694        587        635        175        225
Installment.......................................................         82         27         34         52         66
Not Allocated.....................................................        538         70        161         88         31
                                                                    ---------  ---------  ---------  ---------  ---------
      Total allowance for loan losses.............................  $   5,393  $     854  $   1,137  $   1,056  $     575
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------


                                                                               PERCENT OF LOANS TO TOTAL LOANS
                                                                    -----------------------------------------------------
                                                                      1996       1995       1994       1993       1992
                                                                    ---------  ---------  ---------  ---------  ---------
Real estate construction..........................................         9%         6%        13%        14%        25%
Real estate mortgage..............................................        49%        36%        39%        34%        30%
Commercial........................................................        39%        51%        39%        40%        33%
Installment.......................................................         3%         7%         9%        12%        12%
                                                                    ---------  ---------  ---------  ---------  ---------
      Total Loans.................................................       100%       100%       100%       100%       100%
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------

    The allowance allocated to the loan categories shown above is based on previous loan loss experience, the level of nonaccrual loans, management's review of classified loans and evaluation of the current loan portfolio, and anticipated economic conditions. While the allowance is allocated to specific loans and to portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety.

    At December 31, 1996 the Company had identified impaired loans with a recorded investment of $9,574 thousand. An allowance of $541 thousand, representing the difference between the value of collateral supporting the loans and their outstanding balance is included in the allowance for loan losses. The Company's policy is to record cash receipts received on nonaccrual loans first as reductions to principal and then to interest income. For further information see note 5 of notes to consolidated financial statements.

    Monarch has established a monitoring system for its loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. The monitoring system and allowance methodology have evolved over a period of years and, while management has disagreed on occasion with certain regulatory examination classifications, such classifications have been incorporated into the determination of the allowance for loan losses. Although the same basic monitoring system and allowance methodology have been in place since the beginning of 1994, it was reviewed and enhanced in late 1994 and early 1995 to be responsive to the regulatory orders issued in December 1994 and other regulatory suggestions from time to time. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to the unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends, recent regulatory information, and other inherent risk factors such as economic conditions, and risk levels of classified loans and particular loan categories.

    Western also has established a monitoring system for its loans in order to identify impaired loans, and potential problem loans and to permit periodic evaluation of impairment and the adequacy of the allowance for loan losses. The system, established in early 1996, includes a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the unclassified portfolio. Western also takes into consideration all of the factors described for Monarch.

    Based on the foregoing discussion and all of the factors analyzed by management in determining the adequacy of the allowance for loan losses, management believes that the allowance is adequate at December 31, 1996.

    Beginning in 1997, both Monarch and Western will engage an independent credit review function by an outside party.

OTHER REAL ESTATE OWNED

    Other real estate owned ("OREO") represent properties acquired by foreclosure or by a deed in lieu of foreclosure, and is recorded at the lower of the unpaid balance of the loan or the fair value of the property at the date of acquisition. Any valuation reductions required at the date of acquisition are charged to the allowance for loan losses. Subsequent to acquisition, other real estate owned is carried at the lower of recorded cost or net realizable value. Subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are recognized in current operations.

    The Company's OREO totaled $3.9 million at December 31, 1996 ($3.7 million from the acquisition of Western), compared with $0.2 million at December 31, 1995 and $0.6 million at December 31 ,1994. The 1995 and 1994 amounts are those of Monarch which was prior to the acquisition of Western.

BORROWED FUNDS

    On September 30, 1996, the Company borrowed $26.5 million from the Northern Trust Company of Chicago under a three year revolving loan agreement. Concurrently, the Company reduced the loan by $15.5 million as a result of a dividend in the same amount from Western. The balance at December 31, 1996 was $11 million. The highest amount outstanding during 1996 was $26.5 million; the average balance outstanding during the year was $2.75 million and the average rate paid was 6.95 percent for the year. The interest rate at year end was 6.75 percent. The revolving loan agreement expires on September 30, 1999 and there were no amounts borrowed against this loan agreement in 1995 or 1994.

    During 1996 and 1995 there were amounts outstanding from a loan that the Company obtained in 1992 to fund the Company's ESOP. The balance outstanding at December 31, 1996 and December, 31 1995 was $99,000 and $132,000 respectively. The maximum balance outstanding was $132,000 and $173,000 in 1996 and 1995, respectively. The average balance outstanding was $111,000 and $152,000 in each year. The average annual rate was 8 percent for each year. The loan was reclassified as other liabilities at the end of 1996 and was repaid in January, 1997.

LIQUIDITY AND INTEREST RATE RISK

    On a stand-alone basis, the Company's sources of liquidity include dividends from the Banks and outside borrowings. The amount of dividends that the Banks can pay to the Company is restricted by regulatory guidelines. For further information on dividend restrictions, see "Business--Supervision and Regulation."

    Major sources of liquidity for the Company and the Banks include deposits, maturities and sales of securities, and loan repayments. Deposits are a volatile source of funds because of changing conditions in the interest rate markets and competition. The ability to sell securities without significant loss is subject to changing market conditions. Loan repayments are dependent on the financial wherewithal of the Company's borrowers. For further information on deposits, securities, and loans, see "Statistical Disclosure-- Securities," "--Loan Portfolio," "--Maturities and Sensitivities of Loans to Changes in Interest Rates," "--Deposits and Liability Management," and notes to consolidated financial statements.

    During 1996, the Company consistently maintained high cash liquidity consisting of cash and cash equivalents, securities available for sale, and Federal Funds Sold divided by total deposits ("Cash Liquidity"). At December 31, 1996, Cash Liquidity was 44.9 percent versus 50.5 percent at December 31, 1995. This high liquidity was a product of low demand for loans and very high underwriting standards established during the latter part of a major recession. The Company was also hesitant to commit liquid funds to mid- to long-term investments during a period when the yield curve was reasonably flat, and in anticipation of increased funding needs as the loan portfolio grows. Management believes that current levels and sources of liquidity are sufficient to meet the Company's and the Banks' commitments. For further information on commitments, see notes 11 and 14 of notes to consolidated financial statements.

    On August 2, 1995, the banking agencies published a proposed policy statement concerning a supervisory framework for measuring and assessing banks' interest rate risk exposure. The proposal required nonexempt banks to report data in several new schedules that were to be added to the FDIC Call Report effective March 31, 1996. However, the agencies decided that any new FDIC Call Report interest rate risk schedules would not be implemented as of the March 31, 1996 report date. The plans for the implementation of guidelines for interest rate risk are expected to include requirements to increase capital levels if a bank appears to be exposed to higher than average interest rate risk. The Company believes that its current position will qualify for "exempt" status and has consistently limited the levels of longer-term interest rate risk through the use of floating rates and/or shorter-term loans and investments.

    The following table for the Company breaks down rate sensitive earning assets ("RSA") and rate sensitive liabilities ("RSL") at December 31, 1996 based on the earliest possible repricing dates for variable rate instruments, or for fixed rate assets and liabilities, on scheduled maturities. The table uses data from FDIC Call Reports and is similar to the reporting assumptions used during bank examinations. In the past few years, various models and rate sensitive studies have focused on the interest rate risk characteristics of interest-bearing transactional accounts. Based on historical reviews and documentation, it appears that these accounts do not have the same degree of short-term interest rate sensitivity associated with loans that are tied to any immediate change in prime rate or to short-term investments such as Federal Funds Sold. The following table makes certain assumptions as to the interest rate sensitivity of savings accounts that have had limited rate fluctuation during the past three years, as to money market accounts which are based on a tiered rate structure depending on the account deposit level, and as to NOW accounts that have had very little price fluctuation in the past three years:

                                                1 DAY     2-90 DAYS   91-365 DAYS  1-5 YEARS    5+ YEARS     TOTAL
                                              ---------  -----------  -----------  ----------  ----------  ----------
                                                                      (DOLLARS IN THOUSANDS)
Federal Funds Sold..........................  $   4,217   $  --        $  --       $   --      $   --      $    4,217
Securities:
  Fixed rate................................      1,000      17,272       40,296       93,103       2,046     153,717
  Floating rate.............................      8,212       1,896          637       --             262      11,007
Loans:
  Fixed rate................................      1,487       8,572        9,030       26,051      22,447      67,587
  Floating rate.............................     21,855      28,081       46,498       60,233      27,609     184,276
  Nonaccrual................................      4,463       3,644          658          177         373       9,315
                                              ---------  -----------  -----------  ----------  ----------  ----------
      Total RSA.............................     41,234      59,465       97,119      179,564      52,737     430,119
Demand deposits.............................     --          16,595       73,818       60,281      --         150,694
Savings.....................................     --          --            9,728        9,729      --          19,457
Interest-bearing demand deposits............     --          --           76,590       76,588      --         153,178
NOW accounts................................     --          --           24,578       24,579      --          49,157
Time Certificates of Deposit over
 $100,000...................................      1,518      23,704       11,557        2,443         112      39,334
Time Certificates of Deposit less than
 $100,000...................................        408      16,124       10,326        4,240          66      31,164
Notes payable...............................     11,000      --           --           --          --          11,000
                                              ---------  -----------  -----------  ----------  ----------  ----------
      Total RSL.............................     12,926      56,423      206,597      177,860         178     453,984
                                              ---------  -----------  -----------  ----------  ----------  ----------
Net RSA-RSL.................................  $  28,308   $   3,042    $(109,478)  $    1,704  $   52,559  $  (23,865)
                                              ---------  -----------  -----------  ----------  ----------  ----------
                                              ---------  -----------  -----------  ----------  ----------  ----------
Cumulative RSA-RSL..........................              $  31,350    $ (78,128)  $  (76,424) $  (23,865)
                                                         -----------  -----------  ----------  ----------
                                                         -----------  -----------  ----------  ----------
Cumulative as a % of Total Assets...........       5.5%        6.1%       (15.2%)      (14.9%)      (4.7%)      (4.7%)
                                              ---------  -----------  -----------  ----------  ----------  ----------
                                              ---------  -----------  -----------  ----------  ----------  ----------

    In a rising interest rate environment, when rate sensitive assets exceed rate sensitive liabilities, assets reprice to higher interest rates faster than liabilities reprice, resulting in a net interest margin that tends to rise. When rate sensitive liabilities exceed rate sensitive assets, net interest margin will tend to fall. The opposite occurs in a decreasing interest rate environment. As a rule, the Company works to keep the cumulative difference between RSA and RSL as balanced as possible over a one year cycle. In 1995, banks as a group needed to progressively increase deposit rates which had been held low in 1994 due to the lack of competition for deposits at a time when banks were still operating with low or lower than normal loan demand. Starting in mid-1995 and continuing into 1996, banks as a group have become much more aggressive in pricing time deposits, but have yet to make a major jump in interest-bearing transactional accounts. These pricing decisions appear to be consistent with recent patterns whereby transactional and savings accounts do not mirror the repricing patterns on the asset side.

DEPOSITS AND LIABILITY MANAGEMENT

    The Company provides a range of deposit types to meet the needs of the local communities. Time deposits, which are normally sensitive to competitive rate changes, are generally used to expand or contract the overall liability position needed to meet the various management ratios established for liquidity, capital, loans to deposits, and other funding measurements. As a policy, the Company does not accept or solicit brokered deposits.

    The following table shows the average amount of interest bearing and non-interest bearing deposits and rates as of December 31, 1996, 1995 and 1994:

                                                          1996 AVERAGE             1995 AVERAGE            1994 AVERAGE
                                                     -----------------------  ----------------------  ----------------------
                                                      BALANCE       RATE       BALANCE      RATE       BALANCE      RATE
                                                     ----------  -----------  ---------  -----------  ---------  -----------
                                                                             (DOLLARS IN THOUSANDS)
Non-interest bearing deposits......................  $   47,724       0.00%   $  15,545       0.00%   $  13,558       0.00%
Interest bearing demand deposits...................      71,920       2.88%      25,106       2.12%      32,590       1.74%
Savings deposits...................................       8,469       2.29%       5,312       2.07%       7,369       2.08%
Time deposits......................................      29,863       5.02%       9,655       5.22%       6,872       3.26%
                                                     ----------               ---------               ---------
  Total(1).........................................  $  157,976       2.38%   $  55,618       2.06%   $  60,389       1.56%
                                                     ----------        ---    ---------        ---    ---------        ---
                                                     ----------        ---    ---------        ---    ---------        ---

------------------------

(1) Includes non-interest bearing deposits for both amount and rates. Rates represent weighted averages.

    The following table shows the maturity schedule of time certificates of deposit of $100,000 or more as of December 31, 1996. All dollar amounts are in thousands:

3 months or less...................................................  $  25,222
Over 3 months through 6 months.....................................      7,931
Over 6 months through 12 months....................................      3,626
Over 1 year........................................................      2,555
                                                                     ---------
  Total............................................................  $  39,334
                                                                     ---------
                                                                     ---------

RETURN ON EQUITY AND ASSETS

    The following table presents the key ratios for the Company based on average assets, average equity, and net income for the years 1996 and 1995:

                                                                              1996         1995
                                                                           -----------  -----------
Return on average assets.................................................       0.40%        1.08%
Return on average equity.................................................       3.37%        9.91%
Equity to assets.........................................................      11.85%       10.92%


Tangible ratios:(1)                                                           1996
                                                                           -----------
Return on average tangible assets........................................       0.70%
Return on average equity.................................................       5.65%
Tangible equity to tangible assets.......................................       5.13%

------------------------

(1) Goodwill amortization is added back to net income.

ITEM 2. PROPERTIES

    Monarch's main office is located in a shopping/business center at 30000 Town Center Drive, Laguna Niguel, California. The leased building is free standing, and has approximately 8,500 square feet of space. The land and building were leased on August 1, 1981 for a twenty (20) year term with three 10-year options. After the first five (5) years of the lease, the lease was subject to annual cost of living increases; the annual rent, as of December 1996, was approximately $10,300 per month triple net. The facility is equipped with a vault and safe-deposit boxes, eight (8) teller stations, two (2) automatic teller machines, four (4) drive-up teller stations, a night depository, and includes parking adjacent to the Bank.

    The Laguna Beach facility is 4,960 square feet and it is located at 401 Glenneyre Street, Laguna Beach, California. The facility includes both a branch and the administrative and operations functions for Monarch. It has a five year lease which expires on March of 2001. There are two five year renewal options.

    Western has five locations:

    - The main office of Western is located at 1251 Westwood Boulevard in Los Angeles. The land was originally leased in September, 1973 for a thirty year term. The lease will expire in August of 2003. Total square footage of the land is 11,975 square feet.

    - Western's Century City Branch leases two suites at 1888 Century Park East in Los Angeles. This ten year lease is for a total of 5,044 square feet and terminates in April, 2005.

    - The Beverly Hills Branch is located at 9444 Wilshire Boulevard. The original lease term was for ten years and expires in December 2002. Total square feet leased is 7,735. Notice has been given to terminate this lease by the end of 1997. There is no penalty to this termination.

    - The Encino branch is located at 15910 Ventura Boulevard. The lease was originally for ten years and expires in October 2003. The total square feet leased is 7,547.

    - The Santa Monica branch of Western is owned and is located at 1401 Wilshire Boulevard in Santa Monica. The land is 21,250 square feet and the building is 13,727 square feet. Book value of the land and building is $2.294 million at December 31, 1996.

    - Management believes that existing properties and facilities are adequate for the conduct of the Company's and the Banks' business.

ITEM 3. LEGAL PROCEEDINGS

    In the ordinary course of business, the Company is subject to claims, counter actions, and other litigation. No single action or similar group of claims exceeds 10 percent of liquid assets (Cash and Federal Funds Sold).

    Based on facts known to the Company, the Board of Directors and management do not believe that to the best of their knowledge the Company has any material known legal liability or potential liability. However, no assurance can be given that future litigation involving the Company will not result or that liability may not be incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    Trading in the Company's Common Stock, occurring solely "over the counter," heretofore has not been extensive. The Company is aware of one securities dealer who has consistently handled transactions in its common stock, Brookstreet Securities Corporation, 2361 Campus Drive, Irvine, California which continues to be the only active broker who has made a market in the Company's stock. Various other firms have handled single transactions but have not actively been available to assist in trade activities.

    The number of holders as of March 14, 1997 is approximately 750.

    The following table summarizes those trades of Company Common Stock of which management is aware, setting forth the approximate high and low sales prices for each quarterly period since December 1994:

                                                                                   APPROXIMATE SALES
                                                                                         PRICES
                                 QUARTER ENDED                                    --------------------
                               (LAST TRADING DAY)                                   HIGH        LOW
--------------------------------------------------------------------------------  ---------  ---------
March 31, 1995..................................................................       1.50       1.20
June 30, 1995...................................................................          *          *
September 30, 1995..............................................................       1.35       1.20
December 31, 1995...............................................................       1.35       1.20
March 31, 1996..................................................................       1.30       1.05
June 30, 1996...................................................................       2.00       1.00
September 30, 1996..............................................................       1.75       1.00
December 31, 1996...............................................................       3.50       1.63

------------------------

*   None reported

    Prices represent quotations by dealers making a market in the Common Stock and reflect inter-dealer prices, without adjustments for mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Trading is limited and may not be a reliable indicator of market value. The Company completed a private placement of common stock on March 30, 1995 and a shareholders' rights offering in September 1995 and during 1995 issued a total of 7,434,000 new shares at $1.35 per share. The private placement completed in September, 1996 was at $1.65 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Monarch Bancorp (the "Company") is the holding company for Monarch Bank ("Monarch") formed in 1983 and Western Bank ("Western") which was acquired by the Company on September 30, 1996. The acquisition of Western was treated as a purchase for accounting purposes and thus all financial information presented only includes Western for the three months ended December 31, 1996 or as of December 31, 1996. Western and Monarch are collectively referred to as the "Banks." The following paragraphs discuss various material events or activities that occurred in 1996 and 1995:

    CAPITAL ACTIVITIES

    On March 31, 1995, the Company completed a private placement offering for approximately $6,139,000 and issued 4,547,111 new shares of common stock. Proceeds from the Offering were used to pay approximately $470,000 in Offering expenses; $3,550,000 to increase the Company's investment in Monarch; and $53,500 to retire Company debt; and approximately $2,065,000 in cash was retained by the Company for future operating needs or investments. The capital increase for Monarch was sufficient to comply fully with the terms of its regulatory Orders to increase its leverage capital ratio to 7.0% or more. The Company made a further $250,000 capital contribution to Monarch in June 1995, and Monarch has consistently met and exceeded all capital requirements since March 30, 1995, including the target ratios established in the Orders which are higher than the normal statutory ratios required to be classified as "well capitalized".

    In addition to the completion of the private placement offering in the first quarter of 1995, the Company also completed in the third quarter of 1995 a rights and public offering for the sale of up to 3,177,296 shares of Company Common Stock pursuant to the terms of a Prospectus dated July 14, 1995. In connection with such offering, a total of 2,886,898 shares of Company Common Stock were sold. The Company increased its capital by an additional $3,464,000 in net proceeds from the rights and public offering.

    The increased capital allowed the Company and Monarch to meet regulatory commitments to increase capital, provided an additional source of funds that could be used to fund earning assets, and to allow for possible future growth opportunities.

    The Company funded the purchase price with the issuance of approximately $42.2 million of common stock, net of approximately $1 million in issuance costs, in the 1996 Private Placement, and from the proceeds of a three year loan of $26.5 million from The Northern Trust Company (the "Lender"). A $15.5 million dividend was declared by Western concurrently with the completion of the acquisition and paid to the Company, which was used to reduce the $26.5 million note to $11 million. For further information on the Western acquisition, see note 2 of notes to consolidated financial statements.

    LIQUIDITY

    During 1996, the Banks consistently maintained very high cash liquidity (Cash and cash equivalents and securities available for sale divided by total deposits) of approximately 45% or greater. This high liquidity was a product of low demand for loans and very high underwriting standards established during the latter part of a major recession. The Bank was also hesitant to commit liquid funds to mid- to long-term investments during a period when the yield curve was reasonably flat, and in anticipation of increased funding needs as the loan portfolio grows.

    EARNINGS IMPROVEMENT PROGRAM

    In addition to income generated from the capital funds, in 1995 the Company, as a natural extension of its activities to raise capital and improve earnings, engaged the services of a consultant to provide assistance in reviewing all aspects of Monarch's operations. The goal of this review was to identify strengths and weaknesses of Monarch's operations and to implement an earnings improvement program to increase profitability. As part of the acquisition of Western, additional work was begun to also improve the earnings at Western. A majority of the recommendations from this review were implemented during the third quarter of 1995 at Monarch and during the fourth quarter of 1996 at Western. Measurable results were seen in October 1995 for Monarch and beginning in October 1996 for Western.

    It is Management's belief and expectation that a majority of the earnings improvement program has been implemented at Monarch and that a majority of the planned expense savings or increases in income at Western will be realized by the middle of 1997. Major areas of expense reduction came from reductions in staff and employee benefit costs, improved utilization of account analysis earnings credits, decreases in insurance costs (based on new capital and improved earnings and not reduced coverage), and reductions in other operating expense areas. Increases in fee income are expected to come from account analysis on business accounts and a general increase in the Banks' schedule of charges.

    When the acquisition of California Commercial Bancshares closes in the second quarter of 1997, there will be additional opportunities for centralization and cost reductions. Plans are already in place to begin realizing these benefits soon after the transaction closes.

INVESTMENT PORTFOLIO

    Debt and equity securities have been classified in accordance with management's intent. The carrying amounts of securities and their approximate fair values at December 31, 1996 and 1995 were as follows:

                                                                                   GROSS         GROSS
                                                                   AMORTIZED    UNREALIZED    UNREALIZED   ESTIMATED
                                                                      COST         GAINS        LOSSES     FAIR VALUE
                                                                   ----------  -------------  -----------  ----------
                                                                                     (IN THOUSANDS)
DECEMBER 31, 1996
Securities Held to Maturity......................................  $    7,270    $      15     $     (40)  $    7,245
                                                                   ----------        -----         -----   ----------
                                                                   ----------        -----         -----   ----------
Securities Available for Sale....................................  $  157,265    $     293     $    (104)  $  157,454
                                                                   ----------        -----         -----   ----------
                                                                   ----------        -----         -----   ----------
DECEMBER 31, 1995
Securities Held to Maturity......................................  $    6,661    $      46     $     (14)  $    6,693
                                                                   ----------        -----         -----   ----------
                                                                   ----------        -----         -----   ----------
Securities Available for Sale....................................  $   21,864    $     150     $     (10)  $   22,004
                                                                   ----------        -----         -----   ----------
                                                                   ----------        -----         -----   ----------

    The increase from 1995 to 1996 of approximately $135 million in securities available for sale is due to the acquisition of Western which had $141 million of such securities at December 31, 1996. This increase was offset by a $6 million reduction in such securities at Monarch from December 31, 1995 to December 31, 1996. The reduction was primarily caused by an increase in loan demand as the loan to deposit ratio increased from 54% at December 31, 1995 to 60% at December 31, 1996.

    As part of its investment portfolios, the Banks may hold derivative securities. Three Collateralized Mortgage Obligations (CMO's) were in the held to maturity portfolio at Monarch as of December 31, 1996. These FNMA and FHLMC securities are carried at book value of $1.921 million and had a current market value of $1.883 million as of December 31, 1996. The weighted average yield of these investments was 7.02% and the weighted average life was 1.69 years as of December 31, 1996. All three CMO's have been tested no less than annually using the FFIEC "High Risk Security Test," and each of the securities have passed the tests. This stress test is used by bank regulators to assess relative CMO's investment risks. A security that passes is not considered to be "high-risk"; a security that fails the test may be subject to additional regulatory scrutiny and under the most severe case, the bank could be asked to sell the security.

    Western holds $3 million in FNMA Multi Step securities with a weighted average yield of 6.38% as of December 31, 1996. The securities do not have a call date or repricing date in the remainder of 1997 and all will mature in October 1998.

    The Banks do not have securities Trading Accounts and do not intend to trade securities.

    The Banks' Investment Committees make every effort to keep informed about both the perceived and real risks of derivative securities, and has set general limits on the types of derivatives the Banks can purchase at the most basic levels which include step-up notes and CMO's.

    Neither the Company nor the Banks are involved in any off balance sheet hedging type activities.

LOANS

    The following table sets forth the amount of loans outstanding at December 31, 1996 and 1995:

                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                                                                      1996       1995
                                                                                   ----------  ---------
                                                                                      (IN THOUSANDS)
Real estate construction.........................................................  $   24,666  $   2,033
Real estate mortgage.............................................................     128,026     11,675
Commercial.......................................................................     101,177     16,758
Installment......................................................................       7,186      2,184
                                                                                   ----------  ---------
    GROSS LOANS..................................................................     261,055     32,650
Less:
  Deferred loan fees.............................................................        (939)      (130)
  Allowance for loan losses......................................................      (5,393)      (854)
                                                                                   ----------  ---------
    NET LOANS....................................................................  $  254,723  $  31,666
                                                                                   ----------  ---------
                                                                                   ----------  ---------

    Of the $228 million increase in gross loans from December 31, 1995 to December 31, 1996, approximately $204 million resulted from the acquisition of Western on September 30, 1996. The approximate $13 million increase in gross loans at Monarch primarily resulted from a $7 million increase in real estate mortgage loans. The $7 million increase resulted from a $5 million purchase of a pool of commercial real estate loans and a general increase in demand for this type of loan in 1996. All other loan categories also increased in 1996 due to a general increase in loan demand at Monarch.

    Deferred loan fees and the allowance for loans losses increased primarily as a result of the acquisition of Western. Monarch's allowance for loan losses increased primarily due to the provision for loan losses being increased to cover increased loan outstandings and the allowance allocated to the purchases of the pool of commercial real estate mortgages.

    Monarch's local market was very severely affected by the recession in 1993 and 1994 and its continuation into 1995. During 1996 the economy started a slow recovery which was evidenced by the large decrease in net charge-offs for 1996.

CREDIT RISK

    NET CHARGE-OFFS: The following table illustrates the net results of loan charge-offs for the year ended December 31, 1996:

                                                                                       DECEMBER 31,
                                                                       --------------------------------------------
                                                                                     1996
                                                                       ---------------------------------
                                                                        COMBINED     WESTERN    MONARCH     1995
                                                                       -----------  ---------  ---------  ---------
                                                                                  (DOLLARS IN THOUSANDS)
Real estate mortgage.................................................   $     427   $     427  $  --      $     273
Real estate construction.............................................      --          --         --         --
Commercial...........................................................         378         386         (8)       398
Installment..........................................................          45      --             45         37
                                                                       -----------  ---------  ---------  ---------
    Total............................................................   $     850   $     813  $      37  $     708
                                                                       -----------  ---------  ---------  ---------
                                                                       -----------  ---------  ---------  ---------
Average loans........................................................   $  86,190   $  50,450  $  35,740  $  28,808
                                                                       -----------  ---------  ---------  ---------
                                                                       -----------  ---------  ---------  ---------
Net charge-offs to average loans.....................................        0.99%       1.61%      0.10%      2.46%

    The Western net charge-offs during the fourth quarter of 1996 resulted primarily from Western loans that were identified as problem loans and reserved for at September 30, 1996 but were not charged-off by management of the Company until the fourth quarter of 1996. The Western allowance for loan losses at December 31, 1996 was equal to 1.98% of loans outstanding. Although annualized net charge-offs to average loans outstanding would be approximately 1.61% based on fourth quarter numbers, the actual Western percentage of net charge-offs to average loans outstanding during 1996 was 0.36%.

DEPOSITS

    The following table summarizes deposits at December 31, 1996 and 1995:

                                                                     DECEMBER 31, 1996
                                                             ---------------------------------
                                                              COMBINED    WESTERN     MONARCH   DECEMBER 31, 1995
                                                             ----------  ----------  ---------  -----------------
                                                                                (IN THOUSANDS)
Non-interest bearing.......................................  $  150,694  $  129,132  $  21,562      $  19,931
Interest bearing demand....................................     202,335     176,314     26,021         22,527
Savings....................................................      19,457      14,596      4,861          4,633
Time certificates of deposit over $100,000.................      39,334      33,366      5,968          3,502
Time certificates of deposit under $100,000................      31,164      21,309      9,855          8,149
                                                             ----------  ----------  ---------        -------
Total deposits.............................................  $  442,984  $  374,717  $  68,267      $  58,742
                                                             ----------  ----------  ---------        -------
                                                             ----------  ----------  ---------        -------

    The increase in deposits from December 31, 1995 to December 31, 1996 of approximately $384 million is primarily a result of the acquisition of Western by the Company on September 30, 1996. Monarch's deposits increased from $59 million to $68 million which was largely attributable to the opening of the Laguna Beach branch in the fourth quarter of 1996.

CASH FLOW--PARENT COMPANY ONLY

    The Company as of December 31, 1996 had approximately $4.7 million in cash liquidity.

ECONOMY AND INFLATION

    The majority of the published economic forecasts for 1997 suggest that the opposing forces affecting interest rates and the economy will moderately favor lower interest rates with the greatest drop coming in the short end of the yield curve. Inflation currently appears to be well within the target ranges used by the Federal Reserve Board. Unless conditions significantly change as a result of the November 1996 election, it appears that the economy will continue to show modest growth for 1997.

RESULTS OF OPERATIONS

    INTEREST INCOME increased for the year 1996 versus 1995 by $8.0 million with average earning assets increasing by approximately $89 million due to the acquisition of Western. Without the acquisition of Western, interest income increased approximately $925 thousand, due almost completely to an increase in average earning assets of $11.3 million as the yield on interest earning assets increased by 6 basis points.

    Average loans at Monarch increased from $28.8 million to $35.7 million, while the yield on loans decreased from 10.60% to 9.62%. The entire increase in loans was in the real estate mortgage category, thus reducing the overall yield on loans.

    The investment portfolio at Monarch benefited from progressive repricing on floating rate investments and from generally higher yields as new securities were purchased to replace repayments and maturities. The average yield on the investment portfolio in 1995 was 4.90% versus 6.30% in 1996.

    Since Western is only included in the Company's results for the last quarter of 1996, the acquisition of Western increased average earning assets by only $89 million in 1996 (Western's average earning assets for the fourth quarter were approximately $356 million). Yields on Western's earning assets are comparable to the yields at Monarch with only a 2 basis point difference. The yield on loans at Western was 9.45%, or 17 basis points below the loan yield of 9.62% at Monarch. Western's yield on investment securities was 5.88%, versus 6.30% for Monarch. Western has approximately 4.6% more of its earning assets in loans than Monarch.

    INTEREST EXPENSE increased by $2.8 million while the average total for all interest-bearing deposits increased by approximately $70 million. Without the acquisition of Western, interest-bearing deposits increased from $40.1 million to $49.4 million, or 23% while the weighted average rate paid on these deposits increased from 2.86% to 3.33%. The increase in the rate paid on deposits was mostly in the category of NOW and money market accounts as Monarch competes for deposits in the Laguna Niguel and Laguna Beach areas.

    Since Western is only included in the Company's results for the last quarter of 1996, the acquisition of Western only increased average interest-bearing deposits by approximately $66 million, although Western's average for the fourth quarter was approximately $264 million. The average rate paid on interest-bearing deposits was 3.43% at Western versus 3.33% for Monarch. Western pays higher rates on interest-bearing demand deposits of 3.06% versus 2.59% for Monarch, a higher rate on savings deposits: 2.57% versus 2.08% for Monarch, but a lower rate on certificates of deposit of 4.86% versus 5.17% for Monarch. Both Banks have a comparable ratio of non-interest bearing deposits to interest-bearing deposits of approximately 43%.

    As part of the acquisition of Western, the Company borrowed a net $11 million on a revolving line of credit. This debt added an average of $2.7 million of other borrowings and $191 thousand of interest expense for the year.

PROVISION FOR LOAN LOSSES

    The provision for loan losses charged to operations reflects management's judgment of the adequacy of the allowance for loan losses and is determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem and potential problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loans and concentrations of credit risk, as well as current and expected future economic conditions (particularly in Southern California).

    MONARCH'S provision for loan losses for the year ended December 31, 1996 was $195,000 compared to $425,000 for the year ended December 31, 1995. This decrease was due to improved economic conditions in Monarch's area of business and a significant decrease in the percentage of net charge-offs to average loans outstanding. This percentage decreased to .10% in 1996 compared to 2.5% in 1995. The 1996 provision did take into consideration the increase in loans outstanding at the end of the year compared to 1995. The percentage of the allowance for loan losses to outstanding loans at December 31, 1996 was 2.5% compared to 2.6% at December 31, 1995.

    WESTERN recorded a provision for loan losses of $33,000 in the fourth quarter of 1996 and recorded a provision for the year ended December 31, 1996 of $836,000 compared to a provision of $710,000 for the year ended December 31, 1995. This increase in the provision was consistent with a similar increase in charge-offs for 1996 as compared to 1995 and Management's overall assessment of the adequacy of the allowance for loan losses. The percentage of the allowance for loan losses to outstanding loans at December 31, 1996 and 1995 was 1.98% and 1.93%, respectively.

    Based on the foregoing discussion and all of the factors analyzed by Management in determining the adequacy of the allowance, Management believes that the Bank's allowance for loan losses is adequate at December 31, 1996.

    For additional information on the loan portfolio, the allowance for loan losses and nonaccrual, past due and restructured loans, see "Loan Portfolio" under "Item 1--Business."

    NON-INTEREST INCOME increased in 1996 compared to 1995 by $442 thousand or 47%. However, without the acquisition of Western in the fourth quarter of 1996, non-interest income declined $163 thousand, or 17%.

    MONARCH BEFORE WESTERN ACQUISITION: In 1995, non-interest income included income received related to the settlement of a $171 thousand claim against Monarch's blanket bond carrier for a loss sustained in 1994 and approximately $50 thousand from legal and other recoveries from losses sustained in 1994. Without this non-recurring income in 1995, non-interest income at Monarch would have increased by $58 thousand or 8%. Service charges on deposits increased by $55 thousand or 26%. This growth is comparable to the 24% growth in average deposits at Monarch. Since Monarch's lease, and therefore sublease, on a property terminated in June, rental income declined by 50% from $66 thousand to $34 thousand. Data processing income increased $30 thousand, or 43%, from $70 thousand to $100 thousand as Monarch began performing additional back office functions for another bank and the ACH origination and payment processing for local homeowners associations and other organizations continues to grow.

    THE ACQUISITION OF WESTERN added $605 thousand of non-interest income in 1996 (all in the fourth quarter). Of the $605 thousand in non-interest income added by Western, $267 thousand, or 44%, is a gain on the sale of various securities which did not meet the asset/liability management strategy of the Company. All non-interest income amounts at Western are consistent with prior results and are at expected levels.

    The table below details the various non-interest income categories:

                                                                                             1996
                                                                              -----------------------------------
                                                                                TOTAL      WESTERN      MONARCH      1995
                                                                              ---------  -----------  -----------  ---------
                                                                                              (IN THOUSANDS)
Service charges on deposits.................................................  $     358   $      90    $     268   $     213
Deposit overdraft charges...................................................        365          99          266         293
Rental income...............................................................         34      --               34          66
Data processing income......................................................        100      --              100          70
Loan servicing and late fees................................................         89          68           21          19
Service charges commissions and other fees..................................         91          58           33          20
Gains (losses) on securities................................................        267         267       --          --
Legal settlement and their income...........................................         71          23           48         252
                                                                              ---------       -----        -----   ---------
    TOTAL NON INTEREST INCOME...............................................  $   1,375   $     605    $     770   $     933
                                                                              ---------       -----        -----   ---------
                                                                              ---------       -----        -----   ---------

    NON-INTEREST EXPENSE increased by $4.9 million, or 135% from 1995 to 1996. Of this increase, however, $3.8 million relates to the acquisition of Western Bank. Without this acquisition, expenses increased $1.1 million, or 33%.

    MONARCH BEFORE THE WESTERN ACQUISITION: Monarch expenses (including expenses of the Company) increased by $1.13 million, or 31% from 1995 to 1996. $1.06 million of this expense increase relates to acquisition activities and restructuring charges in the fourth quarter: $550 thousand of the increase in salary and benefits are due directly to the buy out of the former CEO's employment contract and the termination of the employee ESOP. Salary and benefits expense was also reduced by $143 thousand from the capitalization of expenses related to the Western acquisition. $300 thousand of the increase in professional services are directly related to due diligence and other acquisition related activities. In addition, $210 thousand was spent on professional services for consolidation of operations and staff functions related to both the acquisition of Western and ongoing profit improvement programs.

    Salary and benefits increased from $1.7 million in 1995 to $2.3 million in 1996, or 39%. Adjusting for the $550 thousand and $143 thousand amounts mentioned above, salary and benefits increased $234 thousand, or 14%. This increase relates to a general increase in business (39% growth in loans and 24% growth in average deposits), the opening of a new branch in Laguna Beach in June of 1996, beginning back office processing for another bank, and reductions due to profit improvement work. Average full-time employee's ("FTE's") were 39 in 1995 and were up to 49 at the end of 1996. Of the 49 FTE's at the end of the year, five are no longer with Monarch at this time.

    Furniture, fixtures and equipment expense increased by $56 thousand or 20%, and telephone, stationery and supplies increased by $51 thousand or 27% from 1995 to 1996. This expense growth relates to the increase in business at Monarch, the new Laguna Beach branch and the increase in back office services provided to other banks.

    Of the $560 thousand increase in professional services at Monarch from 1995 to 1996, $510 thousand relates to acquisition activity and the profit improvement work discussed above. Without these expenses, professional services at Monarch increased $50 thousand, or 13% from 1995 to 1996. This expense increase is due to a general increase in activity at the holding company.

    Net OREO expense declined from $62 thousand for 1995 to $7 thousand for 1996 which was a result of decreased OREO activity. Miscellaneous employee expense decreased from $170 thousand for 1995 to $98 thousand for 1996, or a 42% decrease. This reduction was mostly due to the reduction of various award programs at Monarch.

    Other expense increased 21% from $273 thousand to $329 thousand from 1995 to 1996. Most of this increase is a result of recruiting expense as the management team at the Company was strengthened.

    WESTERN BANK added approximately $3.8 million of expenses to the Company for the year during the fourth quarter. Of this $3.8 million, $499 thousand is the amortization of goodwill associated with the acquisition of Western by Monarch Bancorp. Without this amortization, Western added approximately $3.3 million of expenses to the Company. This amount of additional expense was at the expected level and is lower than the expense levels Western had prior to the acquisition.

    The table below details the various non-interest expense categories:

                                                                                                                 1995
                                                                                                               ---------
                                                                                         1996
                                                                          -----------------------------------
                                                                                                    COMPANY
                                                                            TOTAL      WESTERN     & MONARCH
                                                                          ---------  -----------  -----------
                                                                                          (IN THOUSANDS)
Salary and benefits.....................................................  $   4,323   $   2,025    $   2,298   $   1,657
Occupancy...............................................................        542         217          325         345
Furniture, fixtures and equipment.......................................        489         156          333         277
Advertising & business development......................................        152          27          125         116
Data processing.........................................................        186         186       --          --
Professional services...................................................      1,469         511          958         398
OREO....................................................................       (151)       (158)           7          62
FDIC & state assessments................................................         86           1           85         180
Miscellaneous employee expense..........................................        137          39           98         170
Telephone, stationery & supplies........................................        380         143          237         186
Goodwill amortization...................................................        499         499       --          --
Other expense...........................................................        490         161          329         273
                                                                          ---------  -----------  -----------  ---------
    TOTAL NON-INTEREST EXPENSE..........................................  $   8,602   $   3,807    $   4,795   $   3,664
                                                                          ---------  -----------  -----------  ---------
                                                                          ---------  -----------  -----------  ---------
One time items:
Employment contract buyout..............................................  $     360   $  --        $     360   $  --
Due diligence/merger related expenses...................................        300      --              300      --
Profit improvement consulting...........................................        210      --              210      --
KSOP termination........................................................        190      --              190      --
                                                                          ---------  -----------  -----------  ---------
    TOTAL ONE TIME ITEMS................................................  $   1,060   $  --        $   1,060   $  --
                                                                          ---------  -----------  -----------  ---------
                                                                          ---------  -----------  -----------  ---------

PROVISION FOR INCOME TAXES

    The provision for income taxes represents an effective tax rate of 32% of income before taxes in 1996, compared to an effective tax benefit rate of 264% in 1995. The difference from the expected rate of 34% in 1995 is the result of the adjustment to the deferred tax asset valuation allowance. The difference from the expected rate of 34% in 1996 relates to state taxes and the non-deductibility of goodwill for tax purposes which is primarily offset by a deferred tax asset valuation allowance adjustment. At December 31, 1996, the Company had a deferred tax asset of approximately $4.0 million. Management has determined that the deferred tax asset is more likely than not to be realized based on current and expected taxable income. For further information on income taxes, see note 10 to consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
Monarch Bancorp:

    We have audited the accompanying consolidated balance sheets of Monarch Bancorp and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monarch Bancorp and Subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

February 24, 1997
Los Angeles, California

                                MONARCH BANCORP

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1996          1995
                                                                                       ------------  -------------
                                                      ASSETS
  Cash and due from banks............................................................   $   37,385     $   4,747
  Federal funds sold.................................................................        4,217         2,938
                                                                                       ------------  -------------
    Total cash and cash equivalents..................................................       41,602         7,685
  Interest bearing deposits with other banks.........................................       --               198
  Securities held to maturity (fair value of $7,245 and $6,693)......................        7,270         6,661
  Securities available for sale (amortized cost of $157,265 and $21,864).............      157,454        22,004
  Loans:
    Real estate mortgage.............................................................      128,026        11,675
    Real estate construction.........................................................       24,666         2,033
    Commercial.......................................................................      101,177        16,758
    Installment and other............................................................        7,186         2,184
                                                                                       ------------  -------------
      Gross loans....................................................................      261,055        32,650
    Less:  Deferred loan fees........................................................         (939)         (130)
          Allowance for loan losses..................................................       (5,393)         (854)
                                                                                       ------------  -------------
      Net loans......................................................................      254,723        31,666
  Premises and equipment.............................................................        5,780           610
  Other real estate owned............................................................        3,889           150
  Deferred tax assets, net...........................................................        3,983           440
  Taxes receivable...................................................................        3,553        --
  Goodwill...........................................................................       29,342        --
  Other assets.......................................................................        4,765           687
                                                                                       ------------  -------------
      Total assets...................................................................   $  512,361     $  70,101
                                                                                       ------------  -------------
                                                                                       ------------  -------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing..............................................................   $  150,694     $  19,931
    Interest bearing demand..........................................................      202,335        22,527
    Savings..........................................................................       19,457         4,633
    Time certificates of deposit of $100,000 or more.................................       39,334         3,502
    Time certificates of deposit less than $100,000..................................       31,164         8,149
                                                                                       ------------  -------------
      Total deposits.................................................................      442,984        58,742
  Notes payable......................................................................       11,000           132
  Accrued interest payable and other liabilities.....................................        4,249           230
                                                                                       ------------  -------------
    Total liabilities................................................................      458,233        59,104
                                                                                       ------------  -------------
  Shareholders' equity:
    Preferred stock, no par value, 5 million shares authorized, none issued
    Common stock, no par value, 100 million shares authorized 34,373,021 and
      8,228,436 issued and outstanding in 1996 and 1995..............................       58,709        16,500
    Accumulated deficit..............................................................       (4,716)       (5,454)
    Unrealized gain on investment securities available for sale, net of taxes........          135            83
    Deferred charge related to KSOP..................................................       --              (132)
                                                                                       ------------  -------------
      Total shareholders' equity.....................................................       54,128        10,997
                                                                                       ------------  -------------
      Total liabilities and shareholders' equity.....................................   $  512,361     $  70,101
                                                                                       ------------  -------------
                                                                                       ------------  -------------

          See accompanying notes to consolidated financial statements

                                MONARCH BANCORP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                           1996           1995
                                                                                       -------------  ------------
                                                                                       (IN THOUSANDS, EXCEPT SHARE
                                                                                                  DATA)
INTEREST INCOME
  Interest and fees on loans.........................................................  $       8,207  $      3,054
  Interest on interest bearing deposits in other banks...............................              3            43
  Securities available for sale......................................................          3,167           589
  Securities held to maturity........................................................            516           429
  Federal funds sold.................................................................            604           376
                                                                                       -------------  ------------
    Total interest income............................................................         12,497         4,491
Interest expense:
  Deposits...........................................................................          3,761         1,147
  Notes payable......................................................................            191             1
                                                                                       -------------  ------------
    Total interest expense...........................................................          3,952         1,148
                                                                                       -------------  ------------
Net interest income..................................................................          8,545         3,343
Provision for loan losses............................................................            228           425
                                                                                       -------------  ------------
Net interest income after provision for loan losses..................................          8,317         2,918
Non-interest income
  Service charges and fees on loans and deposits.....................................            903           545
  Rental income......................................................................             34            66
  Data processing income.............................................................            100            70
  Gains on sales of securities available for sale....................................            267       --
  Legal settlement and other.........................................................             71           252
                                                                                       -------------  ------------
    Total non-interest income........................................................          1,375           933
Non-interest expense.................................................................
  Salaries and benefits..............................................................          4,323         1,657
  Occupancy..........................................................................          1,031           622
  Advertising and business development...............................................            152           116
  Other real estate owned............................................................           (151)           62
  Professional services..............................................................          1,469           398
  Telephone, stationery and supplies.................................................            380           186
  Goodwill amortization..............................................................            499       --
  Data processing....................................................................            186       --
  Other..............................................................................            713           623
                                                                                       -------------  ------------
    Total non-interest expense.......................................................          8,602         3,664
                                                                                       -------------  ------------
Income before income taxes...........................................................          1,090           187
Income taxes.........................................................................            352          (496)
                                                                                       -------------  ------------
    Net income.......................................................................  $         738  $        683
                                                                                       -------------  ------------
                                                                                       -------------  ------------
Per share information................................................................
  Weighted-average number of common and common equivalent shares outstanding.........     14,974,918     5,071,000
  Net income per share...............................................................  $         .05  $        .13

          See accompanying notes to consolidated financial statements

                                MONARCH BANCORP

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                            NET UNREALIZED
                                                                             APPRECIATION
                                                                            (DEPRECIATION)    DEFERRED
                                              COMMON STOCK                  ON SECURITIES      CHARGE
                                            ----------------  ACCUMULATED   AVAILABLE FOR    RELATED TO   SHAREHOLDERS'
                                            SHARES   AMOUNT     DEFICIT          SALE           KSOP         EQUITY
                                            -------  -------  -----------   --------------   ----------   ------------
Balance December 31, 1994.................      794  $ 7,368    $(6,137)        $(356)         $(173)       $   702
  Repayment on KSOP debt..................    --       --        --            --                 41             41
  Net change in unrealized appreciation on
    investment securities available for
    sale..................................    --       --        --               439          --               439
  Issuance of common stock................    7,434    9,132     --            --              --             9,132
  Net income..............................    --       --           683        --              --               683
                                            -------  -------  -----------      ------        ----------   ------------
Balance December 31, 1995.................    8,228   16,500     (5,454)           83           (132)        10,997
  Repayment on KSOP debt..................    --       --        --            --                132            132
  Net change in unrealized appreciation on
    investment securities available for
    sale..................................    --       --        --                52          --                52
  Issuance of common stock................   26,147   42,213     --            --              --            42,213
  Repurchase of shares....................       (2)      (4)    --            --              --                (4)
  Net income..............................    --       --           738        --              --               738
                                            -------  -------  -----------      ------        ----------   ------------
Balance December 31, 1996.................   34,373  $58,709    $(4,716)        $ 135          $--          $54,128
                                            -------  -------  -----------      ------        ----------   ------------
                                            -------  -------  -----------      ------        ----------   ------------

          See accompanying notes to consolidated financial statements

                                MONARCH BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                              1996         1995
                                                                                           -----------  ----------
                                                                                               (IN THOUSANDS)
Cash flow from operating activities
  Net income.............................................................................  $       738  $      683
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Provision for loan losses............................................................          228         425
    Deferred income taxes................................................................           56        (495)
    Provision for losses on other real estate owned......................................          243          30
    Depreciation.........................................................................          294         165
    Amortization of bond discounts, net..................................................          (97)        (53)
    Deferred loan fees...................................................................          (79)        (80)
    Termination of KSOP..................................................................          132      --
    Goodwill amortization................................................................          499      --
    Net increase (decrease) in accrued interest payable and other liabilities............           87        (172)
    Net (increase) decrease in accrued interest receivable and other assets..............         (973)        482
                                                                                           -----------  ----------
      Net cash provided (used) by operating activities...................................        1,128         985
Cash flow from investing activities:
  Net decrease in interest-bearing deposits at other banks...............................          198       1,184
  Securities held to maturity:
    Proceeds from maturities.............................................................        5,267       3,394
    Purchases............................................................................       (4,880)     (5,704)
  Securities available for sale:
    Proceeds from maturities.............................................................       10,242       1,351
    Gains on sales.......................................................................          267      --
    Sales................................................................................       24,766      --
    Purchases............................................................................      (36,126)    (12,000)
  Net (increase) decrease in loans.......................................................      (25,473)
  Additions to other real estate owned...................................................         (284)     --
  Sales of other real estate owned.......................................................        2,058         617
  Additions to premises and equipment....................................................         (365)       (125)
  Increase in assets and liabilities due to the acquisition of Western Bank:
    Securities available for sale........................................................     (134,394)     --
    Securities held to maturity..........................................................         (988)     --
    Loans................................................................................     (198,418)     --
    Deferred taxes.......................................................................       (3,663)     --
    Other assets.........................................................................      (11,729)     --
    Premises and equipment...............................................................       (5,099)     --
    Deposits.............................................................................      353,111      --
    Other liabilities....................................................................        3,932      --
    Goodwill.............................................................................      (29,841)     --
                                                                                           -----------  ----------
      Net cash used by investing activities..............................................      (51,419)    (13,131)

          See accompanying notes to consolidated financial statements

                                MONARCH BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                1996       1995
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Cash flow from financing activities:
  Net increase in deposits..................................................................  $  31,131  $      99
  Issuance of debt..........................................................................     11,000     --
  Repayment of debt.........................................................................       (132)       (53)
  Purchase of treasury shares...............................................................         (4)    --
  Net proceeds from issuance of common stock, net of issuance costs.........................     42,213      9,132
                                                                                              ---------  ---------
    Net cash provided by financing activities...............................................     84,208      9,178
Net increase in cash and cash equivalents...................................................     33,917     (2,968)
Cash and cash equivalents at the beginning of the year......................................      7,685     10,653
                                                                                              ---------  ---------
    Cash and cash equivalents at the end of year............................................  $  41,602  $   7,685
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Supplemental disclosure of cash flow information
  Property acquired through foreclosure.....................................................  $     685  $     150
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Loans to facilitate sales of other real estate owned......................................  $     343  $     800
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Cash paid for
    Interest................................................................................  $   4,061  $   1,217
                                                                                              ---------  ---------
                                                                                              ---------  ---------
    Taxes...................................................................................  $     282  $  --
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying notes to consolidated financial statements

                                MONARCH BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accounting and reporting policies of Monarch Bancorp (the "Company") and its wholly-owned subsidiaries, Monarch Bank ("Monarch") and Western Bank ("Western"), (collectively "the Banks"), are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. Western was acquired by the Company on September 30, 1996. The acquisition was accounted for as a purchase. Accordingly, results of operations include Western only from the date of acquisition.

    The consolidated financial statements include the Company, Monarch, Western and M. B. Mortgage Company, an inactive subsidiary of Monarch. All significant inter-company balances and transactions have been eliminated.

NATURE OF OPERATION

    The Company conducts business only through its bank subsidiaries. Monarch, a full service bank with two banking offices, and Western, a full service bank with five banking offices, are state-chartered banks subject to the laws of the State of California and the regulations of the Federal Deposit Insurance Corporation. The Company is a regulated bank holding company under the Bank Holding Company Act of 1956, and is also subject to regulation and supervision by the Federal Reserve Board. The areas served by the Banks are the southern area of Orange County and the western area of Los Angeles.

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan losses, the carrying value of other real estate owned, and the deferred tax asset.

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions "Cash and due from banks" and "Federal funds sold".

SECURITIES

    Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and carried at amortized cost. Investments that are purchased and held principally for the purpose of selling them in the near term are classified as "trading" and carried at fair value, with unrealized gains and losses included in earnings. Investments not classified as either "held to maturity" or "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. When a debt security is transferred into the "held to maturity" category from the "available for sale" category, the unrealized gain or loss at the transfer date continues to be reported as a separate component of shareholders' equity and is amortized over the remaining life of the related security as a yield adjustment. If a decline in fair value below amortized cost basis of an investment is judged by management to be other

                                MONARCH BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
than temporary, the cost basis of the investment is written down to fair value and the amount of the writedown is included in earnings.

    Premiums and discounts on investment and mortgage-backed securities are recognized in the statements of income using a method that approximates the level-yield method over the lives of the securities. Gains and losses on securities are recognized when realized with the cost basis of investments sold determined on a specific identification basis.

LOANS

    Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest income is ordinarily discontinued when a loan becomes 90 days past due as to principal or interest; however, management may elect to continue the accrual when the estimated net realizable value of collateral is sufficient to cover the principal balance and the accrued interest. When the loan is determined to be uncollectible, interest accrued in prior years and the principal are charged to the allowance for loan losses.

LOAN ORIGINATION FEES AND COSTS

    Loan origination fees and certain direct loan origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level believed by management to be adequate to meet reasonably foreseeable loan losses on the basis of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, specific problem loans and trends in loan delinquencies and charge-offs. Losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to income and reduced by loan charge-offs, net of recoveries. Loans, including impaired loans, are charged off in whole or in part when, in management's opinion, collectibility is not probable.

    While management uses available information to establish the allowance for loan losses, future additions to the allowance may be necessary if economic developments differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on judgments different from those of management.

    Impaired loans are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to contractual terms of the loan agreement. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. Nonaccrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a

                                MONARCH BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
commercial, commercial real estate or an individually significant mortgage or consumer loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

OTHER REAL ESTATE OWNED

    Other real estate owned ("OREO") is comprised of real estate acquired through foreclosure. These assets are recorded at the lower of the carrying value of the receivable or the fair value less selling costs of the related real estate. The excess carrying value, if any, over the fair value of the asset received is charged to the allowance for loan losses at the time of acquisition. Any subsequent decline in the fair value of OREO is recognized as a charge to operations and in a corresponding increase to the valuation allowance. Gains and losses from sales and net operating expense of OREO are also charged to operations and are included in OREO expense in the accompanying consolidated statements of operations.

PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost, less accumulated depreciation and amortization which are charged to expense on a straight-line basis over the estimated useful lives of the assets or the terms of the leases if shorter.

GOODWILL

    Goodwill is amortized to expense using the straight-line method over fifteen years. On an ongoing basis, management reviews the valuation and amortization of goodwill. During this review, management estimates the value of the Company's goodwill, taking into consideration any events and circumstances that might have diminished its value.

INCOME TAXES

    The Company and its subsidiaries file a consolidated Federal income tax return.

    The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax

                                MONARCH BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET INCOME PER SHARE

    Net income per share of common stock is based on the weighted-average number of shares of common and common equivalent shares outstanding during the year.

EFFECT OF NEW ACCOUNTING STANDARDS

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and earnings per share, as if this statement had been adopted. The Company elected to continue accounting for stock options under the intrinsic value method and has provided the pro forma disclosure.

    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
     EXTINGUISHMENTS OF LIABILITIES

    In June 1996, the FASB issued the Statement of Financial Accounting Standards No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS 125 will have a material impact on the Company's financial condition and results of operations.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior period financial statements to conform to the 1996 presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

NOTE 2--ACQUISITIONS

    WESTERN BANK

    On September 30, 1996 the Company completed the acquisition of Western in which Western became a wholly owned subsidiary of the Company.

                                MONARCH BANCORP

NOTE 2--ACQUISITIONS (CONTINUED)
    The Company paid $17.25 per share, or approximately $61.1 million, for the 3,543,156 outstanding shares of Western, and an additional $5.5 million related to the outstanding stock options of Western. The net consideration for the acquisition of Western was thus approximately $66.6 million. The acquisition was accounted for under the purchase method of accounting which resulted in approximately $30 million of goodwill being recorded.

    The Company funded the purchase price with the issuance of approximately $42.2 million of common stock, net of approximately $1 million in issuance costs, in the 1996 Private Placement, and from the proceeds of a three year loan of $26.5 million from The Northern Trust Company (the "Lender"). A $15.5 million dividend was declared by Western concurrently with the completion of the acquisition and paid to the Company, which was used to reduce the $26.5 million note to $11 million.

    The following table presents unaudited pro forma results of operations of the Company for the years ended December 31, 1996 and 1995 as if the acquisition of Western had been effective at the beginning of each year presented. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the future operating results of the Company or of the operating results of the Company that would have occurred had the Western acquisition been in effect for the years presented.

               UNAUDITED PRO FORMA COMBINED SUMMARY OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                            1996          1995
                                                                                        ------------  ------------
Interest income.......................................................................  $     33,847  $     31,349
Interest expense......................................................................        11,041         8,433
                                                                                        ------------  ------------
    NET INTEREST INCOME...............................................................        22,806        22,916
Provision for loan losses.............................................................         1,031         1,135
                                                                                        ------------  ------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...............................        21,775        21,781
Non interest income...................................................................         2,499         4,438
Non interest expense..................................................................        21,217        21,039
                                                                                        ------------  ------------
    INCOME BEFORE TAXES...............................................................         3,057         5,180
Income tax expense....................................................................         1,791         2,446
                                                                                        ------------  ------------
    NET INCOME (LOSS).................................................................  $      1,266  $      2,734
                                                                                        ------------  ------------
                                                                                        ------------  ------------
    NET INCOME PER SHARE..............................................................  $       0.04  $       0.08
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average shares outstanding...................................................    34,374,800    34,374,800

    The unaudited pro forma combined net income per share were calculated based on the pro forma combined net income and the average common shares that would have been outstanding during the years presented (including shares issued under the September 30, 1996 private placement).

                                MONARCH BANCORP

NOTE 2--ACQUISITIONS (CONTINUED)
    CALIFORNIA COMMERCIAL BANKSHARES

    On December 19, 1996, the Company entered into an agreement to acquire California Commercial Bankshares ("CCB"), the holding company for National Bank of Southern California, in a business combination intended to be accounted for as a pooling-of-interests. The terms of the merger provide that each common share of CCB be exchanged for 8.5 shares of the Company (1 share if a proposed 1 for 8.5 reverse stock split is effected). The merger is subject to both shareholder and regulatory approval. At December 31, 1996, CCB had total assets, deposits, debt, stockholders' equity, and number of common shares outstanding of $351 million, $319 million, $2.4 million, $25 million, and 2,984 thousand, respectively; these amounts are unaudited. For the year ended December 31, 1996, CCB reported net income and net income per share of approximately $3.8 million and $1.26, respectively; these amounts are unaudited.

NOTE 3--RESTRICTIONS ON CASH AND DUE FROM BANKS

    The Company is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The total average amount of those reserve balances for the year ended December 31, 1996 was approximately $9.0 million.

                                MONARCH BANCORP

NOTE 4--SECURITIES

    SECURITIES

    Investment securities at December 31 were as follows:

                                                                                   GROSS         GROSS
                                                                   AMORTIZED    UNREALIZED    UNREALIZED   ESTIMATED
                                                                      COST         GAINS        LOSSES     FAIR VALUE
                                                                   ----------  -------------  -----------  ----------
                                                                                     (IN THOUSANDS)
1996
Securities Held to Maturity:
  US Government Securities.......................................  $    1,147    $      13     $  --       $    1,160
  US Agency Securities...........................................       4,202            2            (1)       4,203
  Mortgage-backed Securities.....................................       1,921       --               (39)       1,882
                                                                   ----------        -----         -----   ----------
                                                                   $    7,270    $      15     $     (40)  $    7,245
                                                                   ----------        -----         -----   ----------
                                                                   ----------        -----         -----   ----------
Securities Available for Sale:
  US Government Securities.......................................  $  132,287    $       9     $    (104)  $  132,192
  US Agency Securities...........................................       7,709       --            --            7,709
  Mortgage-backed Securities.....................................       5,534           20        --            5,554
  US Government Mutual Fund......................................       4,468       --            --            4,468
  Other securities...............................................       7,267          264        --            7,531
                                                                   ----------        -----         -----   ----------
                                                                   $  157,265    $     293     $    (104)  $  157,454
                                                                   ----------        -----         -----   ----------
                                                                   ----------        -----         -----   ----------
1995
Securities Held to Maturity:
  US Government Securities.......................................  $      485    $      16     $  --       $      501
  US Agency Securities...........................................       4,500            5            (4)       4,501
  Mortgage-backed Securities.....................................       1,676           25           (10)       1,691
                                                                   ----------        -----         -----   ----------
                                                                   $    6,661    $      46     $     (14)  $    6,693
                                                                   ----------        -----         -----   ----------
                                                                   ----------        -----         -----   ----------
Securities Available for Sale:
  US Government Securities.......................................  $    4,868    $       5     $      (2)  $    4,871
  US Agency Securities...........................................       5,536           45            (3)       5,578
  Mortgage-backed Securities.....................................       2,116           20            (5)       2,131
  US Government Mutual Fund......................................       9,240       --            --            9,240
  Other securities...............................................         104           80        --              184
                                                                   ----------        -----         -----   ----------
                                                                   $   21,864    $     150     $     (10)  $   22,004
                                                                   ----------        -----         -----   ----------
                                                                   ----------        -----         -----   ----------

    The amortized cost and estimated fair value of securities at December 31, 1996, by contractual maturity, are shown below. Mortgage-backed securities included in the held to maturity and available for sale portfolios which are not due at a single maturity date are allocated over several maturity groupings based on anticipated maturities of the underlying assets. Expected maturities may differ from contractual

                                MONARCH BANCORP

NOTE 4--SECURITIES (CONTINUED)
maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        AMORTIZED   ESTIMATED
                                                                           COST     FAIR VALUE
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
HELD TO MATURITY
Due in one year or less...............................................  $      462  $      462
Due after one year through five years.................................       5,528       5,519
Due after five years through ten years................................         290         298
Due after ten years...................................................         990         966
                                                                        ----------  ----------
                                                                        $    7,270  $    7,245
                                                                        ----------  ----------
                                                                        ----------  ----------
AVAILABLE FOR SALE
Due in one year or less...............................................  $   56,790  $   57,052
Due after one year through five years.................................      93,183      93,081
Due after five years through ten years................................       1,570       1,557
Due after ten years...................................................       5,722       5,764
                                                                        ----------  ----------
                                                                        $  157,265  $  157,454
                                                                        ----------  ----------
                                                                        ----------  ----------

    Gross gains and losses on sale of available for sale securities were $267 thousand and $0, respectively, for 1996. There were no sales of securities in 1995.

    At December 31, 1996 investment securities available for sale with a carrying amount of approximately $26 million were pledged as collateral to secure public deposits.

    Securities held to maturity at December 31, 1996 include approximately $1,243 thousand in Federal Home Loan Bank stock, $212 thousand in Federal Reserve Bank stock and $1 thousand in Federal National Mortgage Association stock. The stock is recorded at cost based on the purchase price.

    The Banks may hold derivative securities as part of their investment portfolios. Three Collateralized Mortgage Obligations (CMO's) were in the held to maturity portfolio at Monarch as of December 31, 1996. These FNMA and FHLMC securities are carried at book value of approximately $1.92 million and had a current market value of approximately $1.88 million as of December 31, 1996. The weighted average yield of these investments was 7.02% and the weighted average life was 1.69 years as of December 31, 1996. All three CMO's have been tested no less than annually using the FFIEC "High Risk Security Test," and each of the securities have passed the tests. This stress test is used by bank regulators to assess the relative risks of investments in CMOs. A security that passes this test is not considered to be "high-risk"; a security that fails the test may be subject to additional regulatory scrutiny and under the most severe case, the bank could be asked to sell the security.

    Western holds $3 million in FNMA Multi Step securities with a weighted average yield of 6.38% as of December 31, 1996. The securities do not have a call date or repricing date in the remainder of 1997 and all will mature in October 1998.

                                MONARCH BANCORP

NOTE 5 -- LOANS

    LOANS

    Most of the loans made by the Banks are to customers located in Orange County and the western part of Los Angeles, California. Mortgage and construction loans are collateralized by real estate trust deeds. The Banks generally require security in the form of assets, including real estate, on commercial and installment loans. The ability of the Banks' customers to honor their loan agreements is dependent upon the general economy of the Banks' market areas. The distribution of the Company's loan portfolio is as follows:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1996       1995
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
Real estate construction...............................................  $   24,666  $   2,033
Real estate mortgage...................................................     128,026     11,675
Commercial.............................................................     101,177     16,758
Installment............................................................       7,186      2,184
                                                                         ----------  ---------
    GROSS LOANS........................................................     261,055     32,650
Less:
  Deferred loan fees...................................................        (939)      (130)
  Allowance for loan losses............................................      (5,393)      (854)
                                                                         ----------  ---------
    NET LOANS..........................................................  $  254,723  $  31,666
                                                                         ----------  ---------
                                                                         ----------  ---------

    The amount of fixed-rate and variable rate loans and the maturities for each classification of loans as of December 31, 1996, is as follows:

                                                             ONE YEAR
                                                  ONE YEAR   THROUGH 5   OVER 5
                                                  OR LESS      YEARS      YEARS      TOTAL
                                                 ----------  ---------  ---------  ----------
                                                                (IN THOUSANDS)
Real estate construction.......................  $   22,832  $     559  $   1,275  $   24,666
Real estate mortgage...........................      37,702     56,373     33,951     128,026
Commercial.....................................      45,507     31,426     24,244     101,177
Installment....................................       3,790      2,898        498       7,186
                                                 ----------  ---------  ---------  ----------
                                                 $  109,831  $  91,256  $  59,968  $  261,055
                                                 ----------  ---------  ---------  ----------
                                                 ----------  ---------  ---------  ----------
Loans maturing after one year with:
  Fixed interest rates.........................              $  26,253  $  21,319
  Variable interest rates......................                 65,003     38,649
                                                             ---------  ---------
                                                             $  91,256  $  59,968
                                                             ---------  ---------
                                                             ---------  ---------

                                MONARCH BANCORP

NOTE 5 -- LOANS (CONTINUED)
    ALLOWANCE FOR LOAN LOSSES

    Changes in the allowance for loan losses for the two years ended December 31, 1996 were as follows:

                                                                             YEARS ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Allowance for loan losses:
Balance at the beginning of the period.....................................  $     854  $   1,137
                                                                             ---------  ---------
  Loans charged off:
    Real estate mortgage...................................................        427        278
    Commercial.............................................................        396        401
    Installment............................................................         45         38
                                                                             ---------  ---------
      Total loans charged off..............................................        868        717
                                                                             ---------  ---------
  Recoveries on loans charged off
    Real estate mortgage...................................................     --              5
    Commercial.............................................................         18          3
    Installment............................................................     --              1
                                                                             ---------  ---------
      Total recoveries on loans charged off................................         18          9
                                                                             ---------  ---------
      Net loans charged off................................................        850        708
Provision charged to operating expense.....................................        228        425
Other additions due to:
  Acquisition of Western...................................................      5,041     --
  Loan portfolio purchases.................................................        120     --
                                                                             ---------  ---------
Balance at the end of the period...........................................  $   5,393  $     854
                                                                             ---------  ---------
                                                                             ---------  ---------

    A summary of loans on which the accrual of interest has been discontinued as of December 31 for the years indicated follows:

                                                                               YEARS ENDED DECEMBER
                                                                                       31,
                                                                               --------------------
                                                                                 1996       1995
                                                                               ---------  ---------
                                                                                  (IN THOUSANDS)
Nonaccrual loans:
  Real Estate Construction...................................................  $     164  $     172
  Real Estate Mortgage.......................................................      8,323        160
  Commercial.................................................................        755         12
  Installment................................................................         73          1
                                                                               ---------  ---------
    Total....................................................................  $   9,315  $     345
                                                                               ---------  ---------
                                                                               ---------  ---------

    If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $279 thousand and $17 thousand for the years ended December 31, 1996 and 1995, respectively.

                                MONARCH BANCORP

NOTE 5 -- LOANS (CONTINUED)
    If the measurement of an impaired loan is less than the recorded amount of the loan, impairment is recognized through a valuation allowance with a corresponding charge to the provision for loan losses. At December 31, 1996 and 1995, impaired loans identified in accordance with SFAS No. 114 and the related specific loan loss allowances were as follows:

                                                                          1996
                                                        -----------------------------------------
                                                         RECORDED     ALLOWANCE FOR       NET
                                                        INVESTMENT     LOAN LOSSES    INVESTMENT
                                                        -----------  ---------------  -----------
                                                                     (IN THOUSANDS)
With specific allowances..............................   $   2,799      $     541      $   2,258
Without specific allowances...........................       6,775         --              6,775
                                                        -----------         -----     -----------
  Total impaired loans................................   $   9,574      $     541      $   9,033
                                                        -----------         -----     -----------
                                                        -----------         -----     -----------


                                                                          1995
                                                        -----------------------------------------
                                                         RECORDED     ALLOWANCE FOR       NET
                                                        INVESTMENT     LOAN LOSSES    INVESTMENT
                                                        -----------  ---------------  -----------
                                                                     (IN THOUSANDS)
With specific allowances..............................   $   1,041      $     134      $     907
Without specific allowances...........................          11         --                 11
                                                        -----------         -----     -----------
  Total impaired loans................................   $   1,052      $     134      $     918
                                                        -----------         -----     -----------
                                                        -----------         -----     -----------

    The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 was approximately $2,511 thousand and $1,298 thousand, respectively. Interest income on impaired loans of approximately $33 thousand and $97 thousand was recognized for cash payments in 1996 and 1995, respectively.

NOTE 6 -- PROPERTY AND EQUIPMENT

    The components of premises and equipment at December 31, were as follows:

                                                                               1996       1995
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Land and building..........................................................  $   3,892  $  --
Furniture, fixtures and equipment..........................................      2,230      1,111
Leasehold improvements.....................................................        415         17
                                                                             ---------  ---------
                                                                                 6,537      1,128
Less accumulated depreciation and amortization.............................        757        518
                                                                             ---------  ---------
                                                                             $   5,780  $     610
                                                                             ---------  ---------
                                                                             ---------  ---------

                                MONARCH BANCORP

NOTE 7 -- DEPOSITS

    At December 31, 1996, the scheduled contractual maturities of certificates of deposits are as follows (In thousands):

1997...............................................................  $  63,637
1998...............................................................      2,506
1999...............................................................      2,119
2000...............................................................      1,864
2001 and thereafter................................................        372
                                                                     ---------
                                                                     $  70,498
                                                                     ---------
                                                                     ---------

NOTE 8 -- NOTES PAYABLE

    On September 30, 1996, the Company borrowed $26.5 million from the Northern Trust Company of Chicago under a three year revolving loan agreement. Concurrently with the acquisition of Western, the Company reduced the loan by $15.5 million as a result of a dividend in the same amount from Western. The balance at December 31, 1996 was $11 million, and the interest rate was 6.75%. The highest amount outstanding during 1996 was $26.5 million; the average balance outstanding during the year was $2.75 million; and the average rate paid was 6.95% for the year. The revolving loan agreement expires on September 25, 1999. The loan agreement contains covenants which impose certain restrictions on activities of the Company and its financial position. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, and minimum and maximum credit quality ratios. As of December 31, 1996, the Company, and where applicable, its subsidiaries, were in compliance with each of such covenants.

NOTE 9 -- SHAREHOLDERS' EQUITY

    EQUITY TRANSACTIONS

    During 1995, the Company completed two capital raising transactions. Under a private placement which closed in March, 1995, the Company issued approximately 4,547 thousand shares of common stock for net proceeds of approximately $5,668,000. In September, 1995, pursuant to a shareholders' rights and public offering, the Company issued approximately 2,887,000 shares of common stock for net proceeds of approximately $3,464,000. Pursuant to the September, 1995 equity transaction, the Company issued to parties related to Belle Plaine Financial, LLC, 411,421 warrants to acquire common stock at $1.62 per share. The warrants expire on September 30, 2005.

    As part of the September 30, 1996 Western acquisition, the Company sold approximately 26,147,000 shares of common stock in a private placement for net proceeds of approximately $42,213,000. Pursuant to this equity transaction, the Company issued to parties related to Belle Plaine Financial, LLC, 784,391 warrants to acquire common stock at $1.98 per share. The warrants expire on September 30, 2006.

    RESTRICTIONS ON PAYMENTS OF DIVIDENDS

    As of December 31, 1996, the Company was not eligible to pay dividends because of the accumulated deficit.

                                MONARCH BANCORP

NOTE 9 -- SHAREHOLDERS' EQUITY (CONTINUED)
    The Banks are subject to certain restrictions under regulations governing state banks which limit their ability to transfer funds to the Company through inter-company loans, advances, or cash dividends. As of December 31, 1996, Monarch may not pay dividends without the prior approval of the FDIC and State Superintendent of Banks.

NOTE 10 -- INCOME TAXES

    The components of the consolidated income tax expense (benefit) for the years ended December 31, 1996 and 1995 are as follows:

                                                                                  1996       1995
                                                                                ---------  ---------
                                                                                   (IN THOUSANDS)
Current expense:
  Federal.....................................................................  $     232  $  --
  State.......................................................................        182          1
                                                                                ---------  ---------
                                                                                      414          1
Deferred expense (benefit):
  Federal.....................................................................        (64)       (90)
  State.......................................................................          2       (407)
                                                                                ---------  ---------
                                                                                      (62)      (497)
                                                                                ---------  ---------
Total income taxes............................................................  $     352  $    (496)
                                                                                ---------  ---------
                                                                                ---------  ---------

    The provision for income taxes differs from that which would result from applying the U.S. statutory rate of 34% as follows:

                                                                                 1996       1995
                                                                               ---------  ---------
                                                                                  (IN THOUSANDS)
Federal income tax expense at statutory rate.................................  $     371  $      64
Increase (reduction) in taxes resulting from:
  State income taxes, net of federal benefits................................        121         11
  Amortization of goodwill...................................................        170     --
  Valuation allowance........................................................       (374)      (591)
  Other, net.................................................................         64         20
                                                                               ---------  ---------
Total income taxes...........................................................  $     352  $    (496)
                                                                               ---------  ---------
                                                                               ---------  ---------

                                MONARCH BANCORP

NOTE 10 -- INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1996 and 1995 are presented below. December 31,1995 information does not reflect deferred tax assets of Western which was acquired on September 30,1996.

                                                                                1996       1995
                                                                              ---------  ---------
                                                                                 (IN THOUSANDS)
Deferred tax assets:
  Loans, principally due to allowance for losses............................  $   1,431  $     202
  Other real estate owned...................................................        605         13
  Interest on nonaccrual loans..............................................        128     --
  Net operating loss carryovers.............................................        392        615
  Purchase accounting adjustments...........................................      1,022     --
  Loss on mortgage division.................................................        163     --
  Depreciation..............................................................        293     --
  Other.....................................................................        307         83
                                                                              ---------  ---------
Deferred tax assets.........................................................      4,341        913
  Valuation allowance.......................................................     --           (374)
                                                                              ---------  ---------
Deferred tax assets.........................................................      4,341        539
Deferred tax liabilities:
  Securities................................................................        (23)    --
  FHLB stock dividends......................................................       (131)    --
  Other.....................................................................       (153)       (99)
                                                                              ---------  ---------
Deferred tax liabilities....................................................       (307)       (99)
                                                                              ---------  ---------
Net deferred tax asset......................................................      4,034        440
Tax on unrealized gains on investment securities............................        (51)    --
                                                                              ---------  ---------
Net deferred tax assets.....................................................  $   3,983  $     440
                                                                              ---------  ---------
                                                                              ---------  ---------

    Realization of the net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income and the utilization of tax planning strategies. At December 31, 1995, the Company established a valuation allowance on deferred tax assets which management believed was more likely than not would not be realized. With the acquisition of Western, and the current period earnings of Monarch, management now believes the future income of the Company is sufficient to conclude that it is more likely than not that all deferred tax assets will be realized. As a result, no valuation allowance is recorded at December 31, 1996 and the valuation allowance existing at December 31, 1995 was recognized in 1996 earnings.

    On December 31, 1996 the Company had $2,694,348 and $1,079,823 of federal and California net operating loss carryovers, respectively, and $333,480 in tax credit carryforwards. During 1995, the Company entered into a recapitalization plan which resulted in a change in ownership for purposes of Internal Revenue Code ("IRC") Section 382. IRC section 382 imposes restrictions on the utilizations of certain tax loss and credit carryforwards which resulted in $1,741,155 and $126,628 of the federal and California net operating loss carryovers and $333,486 of tax credit carryovers no longer being available for utilization.

    Management believes that the remaining $953,193 and $953,195 of the federal and California net operating losses will be realized. The net operating loss carryovers have various expiration dates through

                                MONARCH BANCORP

NOTE 10 -- INCOME TAXES (CONTINUED)
the year 2010. In 1996, the 1995 deferred tax assets, which are unrealizable pursuant to IRC Section 382, have been reclassified to eliminate those deferred tax assets and their corresponding valuation allowance.

NOTE 11 -- COMMITMENTS AND CONTINGENT LIABILITIES

    The Company and the Banks conduct operations from leased facilities under operating leases which expire on various dates through 2001 and which contain certain renewal options.

    Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1996 are as follows:

                                                                                    AMOUNT
                                                                                ---------------
                                                                                (IN THOUSANDS)
Year ended December 31:
  1997........................................................................     $     711
  1998........................................................................           711
  1999........................................................................           711
  2000........................................................................           601
  2001........................................................................           544
  Thereafter..................................................................           932
                                                                                      ------
                                                                                   $   4,210
                                                                                      ------
                                                                                      ------

    Rental expense was $400,000 in 1996, and $267,000 in 1995. Rental expense for 1996 includes that for Western since the date of its acquisition.

    Sublease rental income for the years ended December 31, 1996 and 1995 totaled approximately $54,000 and $66,000, respectively. The lease and sublease related to $34,000 of the sublease income expired without renewal in June 1996. Of the remaining amount, $5,000 relates to a sublease on a month to month basis and $15,000 relates to a sublease that expires in October, 1999.

    The Company and the Banks are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liability, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

NOTE 12--RELATED PARTY TRANSACTIONS

    The Banks had loans outstanding to principal officers and directors and their affiliated companies which were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and do not involve more than the normal risks of collectibility.

                                MONARCH BANCORP

NOTE 12--RELATED PARTY TRANSACTIONS (CONTINUED)

    An analysis of the activity with respect to such loans to related parties is as follows for the years ended December 31:

                                                                               1996       1995
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Balance, January 1.........................................................  $     248  $     141
Additions due to acquisitions..............................................        184     --
New loans..................................................................        791        176
Repayments.................................................................       (413)       (69)
                                                                             ---------  ---------
Balance, December 31.......................................................  $     810  $     248
                                                                             ---------  ---------
                                                                             ---------  ---------

    The 1996 balance does not include $136,000 in overdraft arrangements on deposit account, consumer credit cards and lines of credit. New loans in 1996 include an existing loan for $470,000 which became a related party loan when the person joined the Company as an officer in 1996.

    Monarch's health and life insurance programs have been contracted based on competitive bids through Rice Brown Financial. The principal of Rice Brown Financial is an insurance broker and a director of the Company and Monarch.

    On January 1, 1996 the Company engaged one of its directors as a financial advisor. The engagement agreement provides for a monthly fee of $3,000 plus expenses beginning January 1, 1996. The agreement may be terminated by either the Company or the director upon 30 days written notice.

    Belle Plaine Partners, Inc. and Belle Plaine Financial, L.L.C. are entities related to a director of the Company. Belle Plaine Partners, Inc. serves as financial advisor to the Company under an engagement letter dated May, 1995. In that capacity, Belle Plaine Partners, Inc. was paid fees of approximately $1.4 million for evaluating and identifying potential acquisitions including the acquisition of Western which closed September 30, 1996. It is also anticipated that Belle Plaine Partners, Inc. will be paid fees of approximately $1.35 million in connection with the acquisition of California Commercial Bankshares ("CCB") by the Company. Belle Plaine Financial, LLC was engaged by the Company to raise capital to consummate the acquisition of Western. Belle Plaine Financial, LLC was paid $863 thousand for its services and was reimbursed for expenses incurred in the course of that engagement. The agreement may be terminated by either party upon 30 days written notice.

NOTE 13--BENEFITS PLANS

    On May 16, 1995, the Board of Directors approved the 1995 Directors Deferred Compensation Plan which was approved by shareholders on July 17, 1995. The plan is effective for fees earned on and after July 1, 1995. No compensation has been awarded under the plan.

    During 1992 the Company adopted an employee stock ownership and salary deferral plan ("KSOP"). In 1992, the KSOP obtained a $250,000 loan from another financial institution, which was guaranteed by the Company, and between 1992 and 1993 acquired approximately 50,000 shares of the Company's common stock. Repayments on the loan are made by employee salary deductions and from possible matching contributions by the Company. The loan had a term of five years and an interest rate of 8%. The Company's contributions to the KSOP totaled approximately $46,000 in 1995. No contributions were made in 1996. In September of 1996 the Company terminated the KSOP plan and recorded a related expense of

                                MONARCH BANCORP

NOTE 13--BENEFITS PLANS (CONTINUED)
approximately $189,000 for repayment of the loan and other termination expenses. The loan was classified in other liabilities as of December 31, 1996 and was paid off in January of 1997.

    Western has a 401(k) plan which is intended to qualify under section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees from the first day of the month following the date of hire. Employees may elect to make both pre-tax and after-tax contributions. The 401(k) Plan also provides for discretionary Company matching contributions. The Company contributions to the 401 (k) Plan, plus any earnings they generate, are fully and immediately vested. The 401(k) Plan will be made available to Monarch employees. No contributions were made by the Company in 1996.

NOTE 14--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company and its banking subsidiaries are parties to financial instruments with off-balance-sheet risk in its normal course of business in meeting the financial needs of their customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

    The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making commitments and conditional obligations as those used for on-balance-sheet instruments.

    At December 31, the Company had the following commitments to extend credit:

                                                                          1996       1995
                                                                        ---------  ---------
                                                                           (IN THOUSANDS)
Loan commitments......................................................  $  52,925  $   6,557
Standby letters of credit.............................................      7,336         10
                                                                        ---------  ---------
                                                                        $  60,261  $   6,567
                                                                        ---------  ---------
                                                                        ---------  ---------

    In addition to the amounts above, approximately $1,768 thousand in consumer credit card and overdraft commitments were outstanding as of December 31, 1996 and 1995. Loan commitment arrangements represent commercial lines of credit with variable interest rates determined at the time funds are drawn by adding an interest spread to an agreed upon index. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract; they generally have fixed expiration dates or other termination clauses and may require a fee. The total commitment amount generally represents future cash requirements. However, many commitments expire without being used. Standby letters of credit are conditional commitments issued by the Banks to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

                                MONARCH BANCORP

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business, and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

    The following methods and assumptions were used to estimate the fair value of significant financial instruments:

FINANCIAL ASSETS

    The carrying amounts of cash and due from banks, federal funds sold, and interest bearing deposits are considered to approximate fair value. The fair value of investment securities is generally based on quoted market prices. The fair value of loans is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available, taking into consideration the varying degrees of credit risk.

FINANCIAL LIABILITIES

    The carrying amounts of deposit liabilities payable on demand is considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of notes payable is based on rates currently available to the Company for debt with similar terms and remaining maturities.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

                                MONARCH BANCORP

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The estimated fair value of financial instruments at December 31, 1996 and 1995 is summarized as follows:

                                                                    CARRYING VALUE  FAIR VALUE
                                                                    --------------  ----------
                                                                          (IN THOUSANDS)
DECEMBER 31, 1996
Financial Assets:
Cash and due from banks...........................................   $     37,385   $   37,385
Federal Funds Sold................................................          4,217        4,217
Investment Securities.............................................        164,724      164,699
Loans.............................................................        254,723      254,184

Financial Liabilities:
Deposits..........................................................   $    442,984   $  443,190
Notes payable.....................................................         11,000       11,000

DECEMBER 31, 1995
Financial Assets:
Cash and due from banks...........................................   $      4,747   $    4,747
Federal Funds Sold................................................          2,938        2,938
Investment Securities.............................................         28,863       28,895
Loans.............................................................         31,666       31,531

Financial Liabilities:
Deposits..........................................................         58,742       58,740

NOTE 16--REGULATORY MATTERS

EXAMINATIONS OF MONARCH

    Following the conclusion of a joint, second quarter 1994 FDIC and California State Banking Department (Superintendent) examination of Monarch, Monarch stipulated to the issuance of a Section 8(b) Order and a California Financial Code Section 1913 Order (the "Orders") which became effective on December 23, 1994 and December 14, 1994, respectively. The Orders were similar in content and required Monarch to perform several actions within certain time frames.

    The California State Banking Department completed an examination of Monarch in 1995 and informed Monarch that it had been rated satisfactory and the State removed its 1913 Order on December 29, 1995.

    The FDIC removed their Order on March 6, 1996 when Monarch signed a Memorandum of Understanding ("MOU"). On July 3, 1996, the MOU was terminated by the FDIC.

RISK-BASED CAPITAL STANDARDS

    The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the

                                MONARCH BANCORP

NOTE 16--REGULATORY MATTERS (CONTINUED)
regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices, must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The banking regulators have advised the Company and the Banks that they are considered well capitalized at December 31, 1996.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum ratios based on average and risk weighted assets as set forth below. Actual capital ratios for the Company and the Banks as of December 31, 1996 are also shown in the table:

                                  ADEQUATELY      WELL                              COMPANY
                                  CAPITALIZED  CAPITALIZED   MONARCH    WESTERN   CONSOLIDATED
                                  -----------  -----------  ---------  ---------  ------------
Detailed computations of
  Tier 1 leverage capital
    ratio.......................      34.00%        35.00%      8.07%      6.05%        5.07%
  Tier 1 risk-based capital
    ratio.......................      34.00%        36.00%     13.64%     10.93%        9.05%
  Total risk-based capital......      38.00%       310.00%     14.89%     12.19%       10.30%

NOTE 17--CONDENSED (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1996       1995
                                                                         ----------  ---------
CONDENSED BALANCE SHEETS
  Assets:
    Cash and due from banks............................................  $    4,696  $     194
    Investments in bank subsidiaries...................................      60,344      5,749
    Securities available for sale......................................         262      5,186
    Other assets.......................................................         673     --
                                                                         ----------  ---------
      Total Assets.....................................................  $   65,975  $  11,129
                                                                         ----------  ---------
                                                                         ----------  ---------
  Liabilities:
    Notes payable......................................................  $   11,000  $     132
    Other liabilities..................................................         847     --
                                                                         ----------  ---------
                                                                             11,847        132
  Shareholders' equity.................................................      54,128     10,997
                                                                         ----------  ---------
      Total Liabilities and shareholders' equity.......................  $   65,975  $  11,129
                                                                         ----------  ---------
                                                                         ----------  ---------

                                MONARCH BANCORP

NOTE 17--CONDENSED (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

                                                                          YEAR ENDED DECEMBER
                                                                                  31,
                                                                         ---------------------
                                                                            1996       1995
                                                                         ----------  ---------
CONDENSED STATEMENT OF OPERATIONS
  Interest income......................................................  $      223  $     107
  Management fees......................................................          58     --
                                                                         ----------  ---------
    Total income.......................................................         281        107
  Interest expense.....................................................         191          1
  Other expense........................................................       1,167         69
                                                                         ----------  ---------
    Total expense......................................................       1,358         70
                                                                         ----------  ---------
      Income (loss) before taxes and equity in undistributed subsidiary
        earnings.......................................................      (1,077)        37
  Income tax expense (benefit).........................................        (431)    --
                                                                         ----------  ---------
  Income (loss) before equity in undistributed earnings of bank
    subsidiaries.......................................................        (646)        37
  Equity in undistributed income (loss) of bank subsidiaries...........       1,384        646
                                                                         ----------  ---------
    Net income.........................................................  $      738  $     683
                                                                         ----------  ---------
                                                                         ----------  ---------
CONDENSED STATEMENTS OF CASH FLOWS
  Net income (loss)....................................................  $      738  $     683
  Change in other assets...............................................        (673)    --
  Change in other liabilities..........................................         847     --
  Equity in undistributed subsidiary (earnings) losses.................      (1,384)      (646)
                                                                         ----------  ---------
    Cash flows from operating activities...............................        (472)        37
  Acquisition of Western Bank, including acquisition costs.............     (53,154)    --
  Net change in securities available for sale..........................       4,924     --
  Other investing activities...........................................         127     (8,944)
                                                                         ----------  ---------
    Cash flows from investing activities...............................     (48,103)    (8,944)
  Net proceeds from issuance of common stock net of issuance costs.....      42,213      9,668
  Issuance of debt.....................................................      11,000     --
  Other financing activities...........................................        (136)      (589)
                                                                         ----------  ---------
    Cash flows from financing activities...............................      53,077      9,079
  Net increase (decrease) in cash......................................       4,502        172
  Cash beginning of year...............................................         194         22
                                                                         ----------  ---------
  Cash end of year.....................................................  $    4,696  $     194
                                                                         ----------  ---------
                                                                         ----------  ---------

NOTE 18--STOCK OPTION PLAN AND WARRANTS

    In 1993, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan authorizes grants of options to purchase up to 3,437,482 shares of authorized but unissued common stock. Stock options are granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Qualified stock options have 5-year terms and vest over a three year period from the date of grant. Non-qualified stock options have 10-year terms and vest over a three year period from the date of grant

                                MONARCH BANCORP

NOTE 18--STOCK OPTION PLAN AND WARRANTS (CONTINUED)
    At December 31, 1996, there were 2,189,899 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 was $0.64 using the Black Scholes option-pricing model with the following weighted-average assumptions: (i) no dividends are expected to be paid; (ii) risk-free interest rate of 5.20% to 6.27%; (iii) an expected life of 2 1/2 to 5 years; and (iv) an estimated volatility of 40%. There were no options granted in 1995.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income and earnings per share, net of tax effect, would have been reduced to the pro forma amounts indicated below:

                                                                                         1996
                                                                                       ---------
Net income              As reported..................................................  $     738
                        Pro forma....................................................        656

Earnings per share      As reported..................................................  $    0.05
                        Pro forma....................................................       0.04

    The pro forma earnings per share for December 31, 1996 was based on 14,879 thousand of weighted average common shares. The pro forma amounts shown above may not be representative of the effects on reported net income for future periods.

    Stock option activity during the periods indicated is as follows:

                                                                 NUMBER OF   WEIGHTED-AVERAGE
                                                                   SHARES     EXERCISE PRICE
                                                                 ----------  -----------------
Balance at December 31, 1994...................................     109,016      $    4.25
  Granted......................................................      --
  Exercised....................................................      --
  Canceled.....................................................    (109,016)          4.25
  Expired......................................................      --
                                                                 ----------

Balance at December 31, 1995...................................      --
  Granted......................................................   1,262,022           1.65
  Exercised....................................................      --
  Forfeited....................................................     (14,439)          1.62
  Expired......................................................      --
                                                                 ----------

Balance at December 31, 1996...................................   1,247,583      $    1.65
                                                                 ----------
                                                                 ----------

    At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was between $1.62 and $1.65 and 8 1/2 years, respectively.

    At December 31, 1996 and 1995, the number of options exercisable was 127,583 and 0, respectively, and the weighted average exercise price of those options exercisable at December 31, 1996 was $1.62.

    At December 31, 1996 and 1995, there were also exercisable warrants outstanding of 1,195,812 and 411,421, respectively, and the weighted average exercise price of those warrants exercisable was $1.86 and $1.62, respectively. Of the warrants outstanding on December 31, 1996, 411,421 expire on September 30, 2000 and 784,391 expire on September 30, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The Board of Directors of Monarch Bancorp appointed KPMG Peat Marwick LLP as its auditors on September 18, 1996 and replaced Dayton & Associates, which is now Vavrinek, Trine, Day & Co.

    Dayton & Associates' report dated February 7, 1996, except for Note 16 as to which the date is March 31, 1996 and Note 17 as to which the date is April 25, 1996, on the Company's financial statements for the year ended December 31, 1995 did not include an adverse opinion or disclaimer opinion nor was it qualified as to audit scope or accounting principles.

    During the Company's fiscal years ended December 31, 1994 and December 31, 1995, and subsequent interim period, there were no disagreements with Dayton & Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to Dayton & Associates' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their Report.

    During the Company's fiscal years ended December 31, 1994 and December 31, 1995, and subsequent interim period:

        (a) Dayton & Associates has not advised the Company that there do not exist the internal controls necessary for the Company to develop reliable financial statements;

        (b) Dayton & Associates has not advised the Company that information had come to their attention that has led them to no longer be able to rely on management's representations, or that has made Dayton & Associates unwilling to be associated with the financial statements prepared by management;

        (c) Dayton & Associates has not advised the Company that they needed to expand significantly the scope of their audit, or that information has come to their attention during such time period that if further investigated may
    (i) materially impact the fairness or reliability of either the previously issued audit report or the underlying financial statements, or the financial statements to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report or (ii) cause Dayton & Associates to be unwilling to rely on management's representations or be associated with the Company's financial statements; and

        (d) Dayton & Associates has not advised the Company that information has come to their attention of the type described in subparagraph (c) above, the issue not being resolved to their satisfaction prior to its dismissal.

    The Company has not, during its fiscal years ending December 31, 1994 and December 31, 1995, and the subsequent interim periods, consulted with KPMG Peat Marwick LLP regarding the application of accounting principles to a specifc transaction or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    Information in response to this item is incorporated by reference to the sections entitled "The Annual Meeting of Monarch Shareholders--Directors and Nominees," "--Committees of the Board of Directors," "--Executive Officers" and "--Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Joint Proxy Statement--Prospectus of the Company and California Commercial Bankshares to be delivered to the Company's shareholders in connection with its 1997 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

    Information in response to this item is incorporated by reference to the sections entitled "The Annual Meeting of Monarch Shareholders--Executive Compensation" in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

    Information in response to this item is incorporated by reference to the sections entitled "The Annual Meeting of Monarch Shareholders--Security Ownership of Certain Beneficial Owners and Monarch Management" in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information in response to this item is incorporated by reference to the sections entitled "The Annual Meeting of Monarch Shareholders--Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS NUMBER
---------------
         2.1     Plan of Reorganization and Merger Agreement. (Exhibit A of Registration Statement No. 2-84426
                   incorporated by reference)
         2.2     Amended and Restated Agreement and Plan of Merger, dated as of December 19, 1996, by and between
                   Monarch Bancorp and California Commercial Bankshares
         2.3     Agreement and Plan of Merger, dated as of March 15, 1997, by and between Monarch Bank and National
                   Bank of Southern California
         3.1     Articles of Incorporation of the Holding Company (Exhibit 3.11 of Registration Statement No. 2-84426
                   incorporated by reference)
         3.2     Bylaws of the Holding Company (Exhibit 3.2 of Registration Statement No. 2-84426 incorporated by reference)
         3.3     Amended Articles of Incorporation approved in the July 1988 Shareholders Meeting (Exhibit 3.3 of
                   12/31/89 Annual Report on Form 10-K incorporated by reference)
         3.4     Amended Bylaws approved on October 19, 1988 (Exhibit 3.4 of 12/31/89 Annual Report on Form 10-K
                   incorporated by reference)
         3.5     Amended Bylaws approved on February 29, 1996 (Exhibit 3.5 of 12/31/95 Annual Report of Form 10KSB
                   incorporated by reference)
         4.0     Form of Indenture (Exhibit 4.1 of Registration Statement No. 2-85442 incorporated by reference)
         4.1     Warrant Agreement for warrants issued in June 1988 at the close of the California Offering. (Exhibit
                   4.1 of 12/31/89 Annual Report on Form 10-K incorporated by reference)
         4.2     Convertible subordinated note issued in September 1988. (Exhibit 4.2 of 12/31/89 Annual Report on
                   Form 10-K incorporated by reference)
         4.6     Stock Option Agreement, dated December 19, 1996, between CCB and Monarch
         4.7     Warrant Certificate No. 1, dated November 5, 1996, in favor of John M. Eggemeyer
         4.8     Warrant Certificate No. 2, dated November 5, 1996, in favor of William J. Ruh
         4.9     Warrant Certificate No. 3, dated November 5, 1996, in favor of John W. Rose
        4.10     Warrant Certificate No. 4, dated November 5, 1996, in favor of Mark G. Merlo

EXHIBITS NUMBER
---------------
        4.11     Warrant Certificate No. 1, dated November 5, 1996, in favor of Castle Creek Capital Partners Fund-I
        4.12     Warrant Certificate No. 2, dated November 5, 1996, in favor of John M. Eggemeyer, III
        4.13     Warrant Certificate No. 3, dated November 5, 1996, in favor of William Ruh
        4.14     Warrant Certificate No. 4, dated November 5, 1996, in favor of Dan Davis
        4.15     Warrant Certificate No. 5, dated November 5, 1996, in favor of Mark Merlo
        4.16     Warrant Certificate No. 6, dated November 5, 1996, in favor of William Moody
        4.17     Warrant Certificate No. 7, dated November 5, 1996, in favor of HCM Castle Creek, Inc.
        4.18     Warrant Certificate No. 8, dated November 5, 1996, in favor of Castle Creek Financial Investors,
                   Inc.
        4.19     Warrant Certificate No. 9, dated November 5, 1996, in favor of Whitecap Capital, L.L.C.
        4.20     Warrant Certificate No. 10, dated November 5, 1996, in favor of Cook-Castle Creek, Inc.
        4.21     Warrant Certificate No. 11, dated November 5, 1996, in favor of Castle Creek Investors, L.L.C.
         9.1     Shareholder Agreement, dated as of December 19, 1996, by and between Farrell G. Hinkle and Monarch
                   Bancorp
         9.2     Shareholder Agreement, dated as of December 19, 1996, by and between Phillip L. Bush and Monarch
                   Bancorp
         9.3     Shareholder Agreement, dated as of December 19, 1996, by and between Michael Gertner and Monarch
                   Bancorp
         9.4     Shareholder Agreement, dated as of December 19, 1996, by and between James W. Hamilton and Monarch
                   Bancorp
         9.5     Shareholder Agreement, dated as of December 19, 1996, by and between William H. Jacoby and Monarch
                   Bancorp
         9.6     Shareholder Agreement, dated as of December 19, 1996, by and between Robert L. McKay and Monarch
                   Bancorp
         9.7     Shareholder Agreement, dated as of December 19, 1996, by and between Mark H. Stuenkel and Monarch
                   Bancorp
        10.0     Monarch Bancorp 1983 Stock Option Plan; Form Incentive Stock Option Agreement and Form Nonstatutory
                   Stock Option Agreement (Exhibit 10.2 of Registration Statement No. 2-85442 incorporated by reference)
        10.1     Headquarters Office Lease (Exhibit 10.3 of Registration Statement No. 2-85442 incorporated by reference)
        10.2     27751 La Paz Lease (Exhibit 3.5 of 12/31/84 Annual Report on Form 10-K incorporated by reference)
        10.3     30100 Town Center Drive Lease (Exhibit 3.6 of 12/31/84 (Annual Report on Form 10-K incorporated by reference)
        10.4     Lease agreement for Bank assets sold and leased back from Parker North American in 1988. (Exhibit
                   10.4 of 12/31/89 Annual Report on Form 10-K incorporated by reference)
        10.5     Amended Stock Option Plan as approved in the July 1988 Shareholders' Meeting. (Exhibit 10.5 of
                   12/31/89 Annual Report on Form 10-K incorporated by reference)
        10.6     Stock Option Plan as approved in June 1993 Shareholders' Meeting (Exhibit 10.6 of original filing of
                   12.31/93 Annual Report on Form 10-KSB incorporated by reference)

EXHIBITS NUMBER
---------------
        10.8     General Release of Claims and Agreement, dated February 1, 1997, among E. Lynn Caswell, Monarch and
                   Monarch Bank
        10.9     1993 Stock Option Plan as Amended May 15, 1996
       10.10     Form of Stock Option Agreement
        11.0     Computation of Per Earnings Common Stock and Common Share Equivalents (See Consolidated Statements
                   of Income contained in ITEM 7 of this Annual Report on Form 10-KSB incorporated by reference)
        16.0     Letter of Dayton & Associates on change in Certifying Accountant
        21.0     Subsidiaries of Monarch Bancorp
        27.0     Financial Data Schedule
        28.1     February 15, 1988 California Offering Circular (Exhibit 28.1 of 12/31/87 Form 10-K incorporated by reference)
        28.2     Written Consent Statement for Proposed Amendment to the Articles of Incorporation to Increase the
                   Number of Authorized Shares (Original filing 1/12/96)
        28.3     Prospectus for rights and public offering of up to 3,177,296 shares of common stock (Original filing
                   7/19/95)

(b) REPORTS ON FORM 8-K

    On October 4, 1996, the Company filed a Form 8-K discussing a change in control of the company, the acquisition of Western Bank, a change in the Company's certifying accounts and the resignation of directors.

    On December 2, 1996, the Company filed a Form 8-K containing the pro forma combined financial statements with Western Bank.

    On December 20, 1996, the Company filed a Form 8-K announcing the merger agreement reached with California Commercial Bankshares.

    On February 28, 1997, the Company filed a Form 8-K announcing its Fourth-Quarter Earnings and the number of shares of common stock to be exchanged in connection with the merger with California Commercial Bankshares.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MONARCH BANCORP

                                By:            /s/ HUGH S. SMITH, JR.
                                     -----------------------------------------
                                                 Hugh S. Smith, Jr.
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                Date: March 19, 1997

    In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ ARNOLD C. HAHN        Executive Vice President
------------------------------    and Chief Financial         March 19, 1997
        Arnold C. Hahn            Officer

      /s/ RICE E. BROWN
------------------------------  Director                      March 19, 1997
        Rice E. Brown

    /s/ JOSEPH J. DIGANGE
------------------------------  Director                      March 19, 1997
      Joseph J. Digange

       /s/ JOHN W. ROSE
------------------------------  Director                      March 19, 1997
         John W. Rose

    /s/ MATTHEW P. WAGNER
------------------------------  Director                      March 19, 1997
      Matthew P. Wagner

      /s/ DALE E. WALTER
------------------------------  Director                      March 19, 1997
        Dale E. Walter

    /s/ JOHN M. EGGEMEYER
------------------------------  Director                      March 19, 1997
      John M. Eggemeyer