Form 10KSB/A
period 1996-12-31
MONARCH BANCORP
filed 1997-04-30
CIK 721670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-KSBA


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


    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBA or any
amendment to this Form 10-KSBA. [    ]


    The issuer's net revenues for its most recent fiscal year was $13,872,000

    The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 14, 1996 was $85,379,840


    Number of registrant's shares of Common Stock outstanding as of April 21, 1997 was 34,373,021



    Documents incorporated by reference: None


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

ACQUISITION OF WESTERN BANK


    On September 30, 1996, the Company acquired all of the issued and outstanding shares of Western, a state chartered bank located in west Los Angeles. Western has five offices, including its head office in Westwood.


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


PROPOSED ACQUISITIONS



CALIFORNIA COMMERCIAL BANKSHARES



    On December 19, 1996, the Company executed an Agreement and Plan of Merger (the "CCB Merger") with California Commercial Bankshares ("CCB") in which CCB will merge with and into the Company, and National Bank of Southern California ("NBSC"), the wholly-owned subsidiary of CCB, will become a wholly-owned subsidiary of the Company. This Agreement provides for the shareholders of CCB to receive shares of the Company having a year-end adjusted book value equal to
1.6 times the year-end adjusted book value of CCB. The adjustments to book value included certain expenses related to the merger. Based on this formula, it has been determined that holders of CCB common stock will receive 8.5 shares (1 share assuming the Reverse Stock Split (as defined herein) is effected) of Company common stock for each share of CCB common stock. The Agreement is subject to several conditions, including approval of the shareholders of the Company and CCB, which is intended to be sought at the annual shareholders meetings for both the Company and CCB in May 1997, and regulatory approvals. It is expected that the CCB Merger will be accounted for as a pooling of interests.



SC BANCORP



    On April 29, 1997, the Company executed an Agreement and Plan of Reorganization with SC Bancorp ("SCB") in which SCB will merge with and into the Company (the "SCB Merger"). This Agreement provides for the shareholders of SCB to receive shares of the Company based on a purchase price of $14.25 per share of SCB Common Stock using a floating exchange ratio for the Company Common Stock within a price range of $2.75 to $3.75 per share. The Agreement is subject to several conditions, including approval of the shareholders of the Company and SCB, which is intended to be sought at a special shareholder meeting held by each of the Company and SCB in the third quarter of 1997, and certain regulatory approvals. It is expected that the SCB Merger will be accounted for as a pooling of interests.


PROPOSED AMENDMENTS TO THE AMENDED ARTICLES OF INCORPORATION


    At the Annual Meeting of the Company to be held in May 1997, the Company intends to seek approval of its shareholders to amend the Company's Amended Articles of Incorporation in order to: (i) change the Company's name to "Western Bancorp" and (ii) effect a one for 8.5 reverse stock split (the "Reverse Stock Split") immediately prior to the consummation of the Merger.


MANAGEMENT CHANGES


    In conjunction with the acquisition of Western, the Company has restructured its management team. Hugh S. Smith, Jr., former Chairman and Chief Executive Officer of Western, has become Chairman and Chief Executive Officer of the Company. Matthew P. Wagner, formerly an Executive Vice President of First Bank System in Minneapolis, Minnesota, was recruited to become President and Chief Executive

Officer of Western and became President of the Company in February 1997. Arnold
C. Hahn, formerly a Senior Vice President of First Bank System in Minneapolis, Minnesota, was recruited to become an Executive Vice President and Chief Financial Officer of the Company and its subsidiary banks.


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


    The Company, as a bank holding company, is subject to regulation under the BHC Act, and is registered with and subject to the supervision of the Board. The Company is required to obtain the prior approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5% of such bank. The BHC Act prohibits the Company from acquiring any voting shares of, interest in, or all or substantially all of the assets of a bank located outside the State of California unless the laws of such state specifically authorize such acquisition.


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


    The BHC Act also prohibits a bank holding company or any of its subsidiaries from acquiring voting shares or substantially all the assets of any bank located in a state other than the state in which the operations of the bank holding company's banking subsidiaries are principally conducted unless such acquisition is expressly authorized by statutes of the state in which the bank to be acquired is located. The 1995 Act (as defined below) permits out-of-state bank holding companies to acquire California banks. See "Effect of Governmental Policies and Recent Legislation" later in this section.


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


    STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA requires the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to internal controls, loan documentation, credit underwriting, interest rate exposure and asset growth. Standards must also be prescribed for classified loans, earnings and the ratio of market value to book value for publicly traded shares. The FDICIA also requires the federal banking agencies to issue uniform regulations prescribing standards for real estate lending that are to consider such factors as the risk to the deposit insurance fund, the need for safe and sound operation of insured depository institutions and the availability of credit. Further, FDICIA requires the federal banking agencies to establish standards prohibiting compensation, fees and benefit arrangements that are excessive or could lead to financial loss.



    PROMPT CORRECTIVE REGULATORY ACTION. FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.


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


    An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized," may be reclassified to the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is in an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital category, an insured depository institution is subject to more restrictions and federal banking agencies are given less flexibility in deciding how to address the problems associated with such category.


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


    OTHER ITEMS. FDICIA also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution;
(iii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.


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


    CAPITAL ADEQUACY GUIDELINES. The FDIC has issued guidelines to implement the risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0 percent for risk-free assets, such as cash and certain U.S. Government securities, to 100 percent for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.


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


    SAFETY AND SOUNDNESS STANDARDS. In February 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.


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

    COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS. The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local community, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.


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


    HAZARDOUS WASTE CLEAN-UP COSTS. Management is aware of recent legislation and cases relating to hazardous waste clean-up costs and potential liability. Based on a general survey of the loan portfolios of both Monarch and Western, conversations with local authorities and appraisers, and the type of lending currently and historically done by Monarch and Western (Monarch and Western have generally not made the types of loans generally associated with hazardous waste contamination problems), Management is not aware of any potential liability for hazardous waste contamination.



    OTHER REGULATIONS AND POLICIES. Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Banks. Federal regulations include requirements to maintain non-interest bearing reserves against deposits, limitations on the nature and amount of loans which may be made, and restrictions on payment of dividends. The Superintendent approves the number and locations of the branch offices of a bank. California law exempts banks from the usury laws.


MARKET AREA


    Western's market area is the western side of Los Angeles with one office in the San Fernando Valley. These communities are generally very affluent, and the Company believes that the communities represent a strong base of small to medium sized businesses and law firms which provide services to the entertainment industry. This market area includes new construction lending, retail banking opportunities and commercial banking for small businesses, professionals and some light industry.


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

                                                                 INTEREST RATES AND INTEREST RATE DIFFERENTIALS
                                                                             (DOLLARS IN THOUSANDS)
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


SECURITIES

    The fair value of securities available for sale at the dates indicated are summarized in the table below:


                                                                                          DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
                                                                                     (DOLLARS IN THOUSANDS)
US Government Securities.....................................................  $  132,192  $    4,871  $   --
US Agency Securities.........................................................       7,709       5,578         997
Mortgage-backed Securities...................................................       5,554       2,131       5,593
US Government Mutual Fund....................................................       4,468       9,240       5,191
Other securities.............................................................       7,531         184      --
                                                                               ----------  ----------  ----------
                                                                               $  157,454  $   22,004  $   11,781
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------


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
                                    -----------
                                    -----------

    The carrying amounts of the debt securities held to maturity at the dates indicated are summarized in the table below:


                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
                                                                                           (DOLLARS IN THOUSANDS)
US Government Securities.............................................................  $   1,147  $     485  $   2,849
US Agency Securities.................................................................      4,202      4,500      1,508
Mortgage-backed Securities...........................................................      1,921      1,676     --
                                                                                       ---------  ---------  ---------
                                                                                       $   7,270  $   6,661  $   4,357
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------


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


                                                                                 DECEMBER 31,
                                                            ------------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                            ----------  ---------  ---------  ---------  ---------
                                                                            (DOLLARS IN THOUSANDS)
Real estate construction..................................  $   24,666  $   2,033  $   4,032  $   5,061  $  12,097
Real estate mortgage......................................     128,026     11,675     12,226     12,138     13,765
Commercial................................................     101,177     16,758     12,089     14,036     15,033
Installment...............................................       7,186      2,184      2,693      4,134      5,338
                                                            ----------  ---------  ---------  ---------  ---------
    GROSS LOANS...........................................     261,055     32,650     31,040     35,369     46,233
Less:
  Deferred loan fees......................................        (939)      (130)       (52)      (118)      (195)
  Allowance for loan losses...............................      (5,393)      (854)    (1,137)    (1,056)      (575)
                                                            ----------  ---------  ---------  ---------  ---------
      NET LOANS...........................................  $  254,723  $  31,666  $  29,851  $  34,195  $  45,463
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------


    The acquisition of Western added $216 million to gross loans, $785 thousand to deferred loan fees and $4.3 million to the allowance for loan losses at December 31, 1996.


    With certain exceptions, a bank is permitted under California law to make loans to a single borrower in aggregate amounts up to 25 percent of the sum of shareholders' equity (excluding goodwill and effect of adjustments for FAS 115), allowance for loan losses, capital reserves, if any, and debentures, if any, for "secured loans" (as defined for regulatory purposes), and up to 15 percent of such sum for the aggregate of "unsecured loans" (as defined for regulatory purposes). As of December 31, 1996 these lending limits for the Company were approximately $7.5 million for secured loans, and approximately $4.5 million for unsecured loans. The Company sells participations in loans where necessary to stay within lending limits or to otherwise limit the Company's exposure in particular credits. Where deemed appropriate to better utilize available funds, the Company may purchase participations in loans.


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


                                                                                 ONE YEAR
                                                                      ONE YEAR   THROUGH 5    OVER
                                                                      OR LESS      YEARS     5 YEARS     TOTAL
                                                                     ----------  ---------  ---------  ----------
                                                                                (DOLLARS IN THOUSANDS)
Real estate construction...........................................  $   22,832  $     559  $   1,275  $   24,666
Real estate mortgage...............................................      37,702     56,373     33,951     128,026
Commercial.........................................................      45,507     31,426     24,244     101,177
Installment........................................................       3,790      2,898        498       7,186
                                                                     ----------  ---------  ---------  ----------
                                                                     $  109,831  $  91,256  $  59,968  $  261,055
                                                                     ----------  ---------  ---------  ----------
                                                                     ----------  ---------  ---------  ----------
Loans maturing after one year with:
  Fixed interest rates.............................................              $  26,253  $  21,319
  Variable interest rates..........................................                 65,003     38,649
                                                                                 ---------  ---------
                                                                                 $  91,256  $  59,968
                                                                                 ---------  ---------
                                                                                 ---------  ---------

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

    The following table shows the Company's nonaccrual, past due and restructured loans.


                                                                                  YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------------------
                                                                     1996       1995       1994       1993      1992 (1)
                                                                   ---------  ---------  ---------  ---------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  Real Estate Construction.......................................  $     164  $     172  $  --      $   1,650
  Real Estate Mortgage...........................................      8,323        160        162        991
  Commercial.....................................................        755         12        223        206
  Installment....................................................         73          1         46     --
                                                                   ---------  ---------  ---------  ---------  -----------
      Total......................................................  $   9,315  $     345  $     431  $   2,847   $     737
                                                                   ---------  ---------  ---------  ---------  -----------
                                                                   ---------  ---------  ---------  ---------  -----------
Total nonaccrual loans as a percentage of total loans............      3.57%      1.06%      1.39%      8.05%       1.59%
Allowance for loan losses to nonaccrual loans....................        58%       248%       264%        37%         78%
Loans past due 90 days or more on accrual status:
  Real Estate Mortgage...........................................  $  --      $  --      $     199  $     124
  Commercial.....................................................     --         --            163        375
  Installment....................................................     --         --         --              6
                                                                   ---------  ---------  ---------  ---------  -----------
      Total......................................................  $  --      $  --      $     362  $     505   $     132
RESTRUCTURED LOANS (2):
  On accrual status..............................................  $  --      $  --      $  --      $  --       $  --
  On nonaccrual status...........................................      3,870        168     --         --          --
                                                                   ---------  ---------  ---------  ---------  -----------
      Total......................................................  $   3,870  $     168  $  --      $  --       $  --
                                                                   ---------  ---------  ---------  ---------  -----------
                                                                   ---------  ---------  ---------  ---------  -----------


------------------------

(1) Detailed information is not available


(2) Included in nonaccrual loans above


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

                          CHANGES IN NONACCRUAL LOANS

                                                                                                  YEARS ENDED DECEMBER
                                                                                                          31,
                                                                                                  --------------------
                                                                                                    1996       1995
                                                                                                  ---------  ---------
                                                                                                      (DOLLARS IN
                                                                                                       THOUSANDS)
NONACCRUAL LOANS
  Balance, beginning of the year................................................................  $     345  $     431
  Acquisition of Western........................................................................      2,487
  Loans placed on nonaccrual....................................................................      8,476        919
  Charge-offs...................................................................................       (456)      (625)
  Loans returned to accrual status..............................................................       (363)       (25)
  Repayments (including interest applied to principal)..........................................       (349)       (83)
  Transfers to OREO.............................................................................       (825)      (272)
                                                                                                  ---------  ---------
    Balance, end of year........................................................................  $   9,315  $     345
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------


                                                                                                  YEARS ENDED DECEMBER
                                                                                                          31,
                                                                                                  --------------------
                                                                                                    1996       1995
                                                                                                  ---------  ---------
                                                                                                      (DOLLARS IN
                                                                                                       THOUSANDS)
INTEREST ON NONACCRUAL LOANS
    Interest that would have been collected on nonaccrual loans.................................  $     279  $      17
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------
    Interest collected on nonaccrual loans......................................................  $       1  $      24
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------


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

SUMMARY OF LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

    The following table summarizes loan balances, loans charged off, the provision for loan losses charged to expense, the allowance, and loan recoveries.


                                                                           YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                            ----------  ---------  ---------  ---------  ---------
                                                                            (DOLLARS IN THOUSANDS)
Allowance for loan losses:
Balance at the beginning of the year......................  $      854  $   1,137  $   1,056  $     575  $     715
                                                            ----------  ---------  ---------  ---------  ---------
  Loans charged off:
    Real estate mortgage..................................         427        278        796         60         90
    Real estate construction..............................      --         --         --             75         70
    Commercial............................................         396        401        167        599         46
    Installment...........................................          45         38         29         81         33
                                                            ----------  ---------  ---------  ---------  ---------
        Total loans charged off...........................         868        717        992        815        239
                                                            ----------  ---------  ---------  ---------  ---------
Recoveries on loans charged off:
  Real estate mortgage....................................      --              5         40          8     --
  Commercial..............................................          18          3         33          5         14
  Installment.............................................      --              1          5          3         18
                                                            ----------  ---------  ---------  ---------  ---------
    Total recoveries on loans charged off.................          18          9         78         16         32
                                                            ----------  ---------  ---------  ---------  ---------
    Net loans charged off.................................         850        708        914        799        207
Provision charged to operating expense....................         228        425        995      1,280         67
Addition to allowance due to:
    Acquisition of Western................................       5,041     --         --         --         --
    Loan portfolio purchases..............................         120     --         --         --         --
                                                            ----------  ---------  ---------  ---------  ---------
Balance at the end of the year............................  $    5,393  $     854  $   1,137  $   1,056  $     575
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------
Loans:
  Average loans outstanding during year...................  $   86,190  $  28,808  $  32,397  $  40,774  $  44,452
  Total loans at end of year..............................  $  261,055  $  32,650  $  31,040  $  35,370  $  46,233
Ratios:
  Net loans charged off to average loans..................       0.99%      2.46%      2.82%      1.96%      0.47%
  Allowance as a percent of end of year loans.............       2.07%      2.62%      3.66%      2.99%      1.24%


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


    At December 31, 1996, the Company had identified impaired loans with a recorded investment of $9,574 thousand. An allowance of $541 thousand, representing the difference between the value of collateral supporting the loans and their outstanding balance is included in the allowance for loan losses. The Company's policy is to record cash receipts received on nonaccrual loans first as reductions to principal and then to interest income. For further information see note 5 of notes to consolidated financial statements.


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


    During 1996 and 1995 there were amounts outstanding from a loan that the Company obtained in 1992 to fund the Company's ESOP. The balance outstanding at December 31, 1996 and December, 31 1995 was $99,000 and $132,000 respectively. The maximum balance outstanding was $132,000 and $173,000 in 1996 and 1995, respectively. The average balance outstanding was $111,000 and $152,000 in each year. The average annual rate was 8 percent for each year. The loan was reclassified as other liabilities at the end of 1996 and was repaid in January 1997.


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


                                                1 DAY     2-90 DAYS   91-365 DAYS  1-5 YEARS    5+ YEARS     TOTAL
                                              ---------  -----------  -----------  ----------  ----------  ----------
                                                                      (DOLLARS IN THOUSANDS)
Federal Funds Sold..........................  $   4,217   $  --        $  --       $   --      $   --      $    4,217
Securities:
  Fixed rate................................      1,000      17,272       40,296       93,103       2,046     153,717
  Floating rate.............................      8,212       1,896          637       --             262      11,007
Loans:
  Fixed rate................................      1,487       8,572        9,030       26,051      22,324      67,464
  Floating rate.............................     21,855      28,081       46,498       60,233      27,609     184,276
  Nonaccrual................................      4,463       3,644          658          177         373       9,315
                                              ---------  -----------  -----------  ----------  ----------  ----------
      Total RSA.............................     41,234      59,465       97,119      179,564      52,614     429,996
Demand deposits.............................     --          16,595       73,818       60,281      --         150,694
Savings.....................................     --          --            9,728        9,729      --          19,457
Interest-bearing demand deposits............     --          --           76,590       76,588      --         153,178
NOW accounts................................     --          --           24,578       24,579      --          49,157
Time Certificates of Deposit over
 $100,000...................................      1,518      23,704       11,557        2,443         112      39,334
Time Certificates of Deposit less than
 $100,000...................................        408      16,124       10,326        4,240          66      31,164
Notes payable...............................     11,000      --           --           --          --          11,000
                                              ---------  -----------  -----------  ----------  ----------  ----------
      Total RSL.............................     12,926      56,423      206,597      177,860         178     453,984
                                              ---------  -----------  -----------  ----------  ----------  ----------
Net RSA-RSL.................................  $  28,308   $   3,042    $(109,478)  $    1,704  $   52,436  $  (23,988)
                                              ---------  -----------  -----------  ----------  ----------  ----------
                                              ---------  -----------  -----------  ----------  ----------  ----------
Cumulative RSA-RSL..........................              $  31,350    $ (78,128)  $  (76,424) $  (23,988)
                                                         -----------  -----------  ----------  ----------
                                                         -----------  -----------  ----------  ----------
Cumulative as a % of Total Assets...........       5.5%        6.1%       (15.2%)      (14.9%)      (4.7%)      (4.7%)
                                              ---------  -----------  -----------  ----------  ----------  ----------
                                              ---------  -----------  -----------  ----------  ----------  ----------

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

    Western has five locations:


    - The main office of Western is located at 1251 Westwood Boulevard in Los Angeles. The land was originally leased in September 1973 for a thirty year term. The lease will expire in August of 2003. Total square footage of the land is 11,975 square feet.


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


    The number of holders as of April 21, 1997 is approximately 750.


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

------------------------

*   None reported


    Prices represent quotations by dealers making a market in the Common Stock and reflect inter-dealer prices, without adjustments for mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Trading is limited and may not be a reliable indicator of market value. The Company completed a private placement of common stock on March 30, 1995 and a shareholders' rights offering in September 1995 and during 1995 issued a total of 7,434,000 new shares at $1.35 per share. The private placement completed in September 1996 was at $1.65 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


    The Company is the holding company for Monarch formed in 1983 and Western which was acquired by the Company on September 30, 1996. The acquisition of Western was treated as a purchase for accounting purposes and thus all financial information presented only includes Western for the three months ended December 31, 1996 or as of December 31, 1996. The following paragraphs discuss various material events or activities that occurred in 1996 and 1995:


    CAPITAL ACTIVITIES


    On March 31, 1995, the Company completed a private placement offering for approximately $6,139,000 and issued 4,547,111 new shares of common stock. Proceeds from the Offering were used to pay approximately $470,000 in Offering expenses; $3,550,000 to increase the Company's investment in Monarch; and $53,500 to retire Company debt; and approximately $2,065,000 in cash was retained by the Company for future operating needs or investments. The capital increase for Monarch was sufficient to comply fully with the terms of its regulatory Orders to increase its leverage capital ratio to 7.0% or more. The Company made a further $250,000 capital contribution to Monarch in June 1995, and Monarch has consistently met and exceeded all capital requirements since March 30, 1995, including the target ratios established in the Orders which are higher than the normal statutory ratios required to be classified as "well capitalized."


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


    On September 30, 1996, the Company acquired all of the issued and outstanding shares of Western. The Company funded the purchase price with the issuance of approximately $42.2 million of common stock, net of approximately $1 million in issuance costs, in the 1996 Private Placement, and from the proceeds of a three year loan of $26.5 million from The Northern Trust Company (the "Lender"). A $15.5 million dividend was declared by Western concurrently with the completion of the acquisition and paid to the Company, which was used to reduce the $26.5 million note to $11 million. For further information on the Western acquisition, see note 2 of notes to consolidated financial statements.


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


    Upon consumation of the acquisition of California Commercial Bankshares, which is expected to take place in the second quarter of 1997, there will be additional opportunities for centralization and cost reductions. Plans are already in place pursuant to which the Company believes it can begin realizing these benefits soon after the transaction closes.


INVESTMENT PORTFOLIO

    Debt and equity securities have been classified in accordance with management's intent. The carrying amounts of securities and their approximate fair values at December 31, 1996 and 1995 were as follows:


                                                                                   GROSS         GROSS
                                                                   AMORTIZED    UNREALIZED    UNREALIZED   ESTIMATED
                                                                      COST         GAINS        LOSSES     FAIR VALUE
                                                                   ----------  -------------  -----------  ----------
                                                                                 (DOLLARS IN THOUSANDS)
DECEMBER 31, 1996
Securities Held to Maturity......................................  $    7,270    $      15     $     (40)  $    7,245
                                                                   ----------        -----         -----   ----------
                                                                   ----------        -----         -----   ----------
Securities Available for Sale....................................  $  157,265    $     293     $    (104)  $  157,454
                                                                   ----------        -----         -----   ----------
                                                                   ----------        -----         -----   ----------
DECEMBER 31, 1995
Securities Held to Maturity......................................  $    6,661    $      46     $     (14)  $    6,693
                                                                   ----------        -----         -----   ----------
                                                                   ----------        -----         -----   ----------
Securities Available for Sale....................................  $   21,864    $     150     $     (10)  $   22,004
                                                                   ----------        -----         -----   ----------
                                                                   ----------        -----         -----   ----------


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


    Neither the Company nor the Banks are involved in any off balance sheet hedging-type activities.


LOANS

    The following table sets forth the amount of loans outstanding at December 31, 1996 and 1995:


                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                                                                      1996       1995
                                                                                   ----------  ---------
                                                                                        (DOLLARS IN
                                                                                        THOUSANDS)
Real estate construction.........................................................  $   24,666  $   2,033
Real estate mortgage.............................................................     128,026     11,675
Commercial.......................................................................     101,177     16,758
Installment......................................................................       7,186      2,184
                                                                                   ----------  ---------
    GROSS LOANS..................................................................     261,055     32,650
Less:
  Deferred loan fees.............................................................        (939)      (130)
  Allowance for loan losses......................................................      (5,393)      (854)
                                                                                   ----------  ---------
    NET LOANS....................................................................  $  254,723  $  31,666
                                                                                   ----------  ---------
                                                                                   ----------  ---------


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


    The Western net charge-offs during the fourth quarter of 1996 resulted primarily from Western loans that were identified as problem loans and reserved for at September 30, 1996 but were not charged off by management of the Company until the fourth quarter of 1996. The Western allowance for loan losses at December 31, 1996 was equal to 1.98% of loans outstanding. Although annualized net charge-offs to average loans outstanding would be approximately 1.61% based on fourth quarter numbers, the actual Western percentage of net charge-offs to average loans outstanding during 1996 was 0.36%.


DEPOSITS

    The following table summarizes deposits at December 31, 1996 and 1995:


                                                                     DECEMBER 31, 1996
                                                             ---------------------------------
                                                              COMBINED    WESTERN     MONARCH   DECEMBER 31, 1995
                                                             ----------  ----------  ---------  -----------------
                                                                            (DOLLARS IN THOUSANDS)
Non-interest bearing.......................................  $  150,694  $  129,132  $  21,562      $  19,931
Interest bearing demand....................................     202,335     176,314     26,021         22,527
Savings....................................................      19,457      14,596      4,861          4,633
Time certificates of deposit over $100,000.................      39,334      33,366      5,968          3,502
Time certificates of deposit under $100,000................      31,164      21,309      9,855          8,149
                                                             ----------  ----------  ---------        -------
    Total deposits.........................................  $  442,984  $  374,717  $  68,267      $  58,742
                                                             ----------  ----------  ---------        -------
                                                             ----------  ----------  ---------        -------


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

ECONOMY AND INFLATION

    The majority of the published economic forecasts for 1997 suggest that the opposing forces affecting interest rates and the economy will moderately favor lower interest rates with the greatest drop coming in the short end of the yield curve. Inflation currently appears to be well within the target ranges used by the Federal Reserve Board. The Company believes that unless conditions significantly change as a result of the November 1996 election, it appears that the economy will continue to show modest growth for 1997.


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


    For additional information on the loan portfolio, the allowance for loan losses and nonaccrual, past due and restructured loans, see "Loan Portfolio" under "Part I, Item 1 Business."



    NON-INTEREST INCOME


    Non-interest Income increased in 1996 compared to 1995 by $442 thousand or 47%. However, without the acquisition of Western in the fourth quarter of 1996, non-interest income declined $163 thousand, or 17%.


    MONARCH BEFORE WESTERN ACQUISITION. In 1995, non-interest income included income received related to the settlement of a $171 thousand claim against Monarch's blanket bond carrier for a loss sustained in 1994 and approximately $50 thousand from legal and other recoveries from losses sustained in 1994. Without this non-recurring income in 1995, non-interest income at Monarch would have increased by $58 thousand or 8%. Service charges on deposits increased by $55 thousand or 26%. This growth is comparable to the 24% growth in average deposits at Monarch. Since Monarch's lease, and therefore sublease, on a property terminated in June, rental income declined by 50% from $66 thousand to $34 thousand. Data processing income increased $30 thousand, or 43%, from $70 thousand to $100 thousand as Monarch began performing additional back office functions for another bank and the ACH origination and payment processing for local homeowners associations and other organizations continues to grow.



    ACQUISITION OF WESTERN. The acquisition of Western added $605 thousand of non-interest income in 1996 (all in the fourth quarter). Of the $605 thousand in non-interest income added by Western, $267 thousand, or 44%, is a gain on the sale of various securities which did not meet the asset/liability management strategy of the Company. All non-interest income amounts at Western are consistent with prior results and are at expected levels.

    The table below details the various non-interest income categories:


                                                                                             1996
                                                                              -----------------------------------
                                                                                TOTAL      WESTERN      MONARCH      1995
                                                                              ---------  -----------  -----------  ---------
                                                                                              (IN THOUSANDS)
Service charges on deposits.................................................  $     358   $      90    $     268   $     213
Deposit overdraft charges...................................................        365          99          266         293
Rental income...............................................................         34      --               34          66
Data processing income......................................................        100      --              100          70
Loan servicing and late fees................................................         89          68           21          19
Service charges commissions and other fees..................................         91          58           33          20
Gains on securities.........................................................        267         267       --          --
Legal settlement and their income...........................................         71          23           48         252
                                                                              ---------       -----        -----   ---------
    TOTAL NON INTEREST INCOME...............................................  $   1,375   $     605    $     770   $     933
                                                                              ---------       -----        -----   ---------
                                                                              ---------       -----        -----   ---------



    NON-INTEREST EXPENSE



    Non-interest expense increased by $4.9 million, or 135% from 1995 to 1996. Of this increase, however, $3.8 million relates to the acquisition of Western Bank. Without this acquisition, expenses increased $1.1 million, or 33%.



    MONARCH BEFORE THE WESTERN ACQUISITION. Monarch expenses (including expenses of the Company) increased by $1.13 million, or 31% from 1995 to 1996. $1.06 million of this expense increase relates to acquisition activities and restructuring charges in the fourth quarter: $550 thousand of the increase in salary and benefits are due directly to the buy out of the former CEO's employment contract and the termination of the employee ESOP. Salary and benefits expense was also reduced by $143 thousand from the capitalization of expenses related to the Western acquisition. $300 thousand of the increase in professional services are directly related to due diligence and other acquisition related activities. In addition, $210 thousand was spent on professional services for consolidation of operations and staff functions related to both the acquisition of Western and ongoing profit improvement programs.


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


    WESTERN BANK. Western added approximately $3.8 million of expenses to the Company for fourth quarter of the year ended December 31, 1996. Of this $3.8 million, $499 thousand is the amortization of goodwill associated with the acquisition of Western by Monarch Bancorp. Without this amortization, Western added approximately $3.3 million of expenses to the Company. This amount of additional expense was at the expected level and is lower than the expense levels Western had prior to the acquisition.


    The table below details the various non-interest expense categories:


                                                                                                                 1995
                                                                                                               ---------
                                                                                         1996
                                                                          -----------------------------------
                                                                                                    COMPANY
                                                                            TOTAL      WESTERN     & MONARCH
                                                                          ---------  -----------  -----------
                                                                                      (DOLLARS IN THOUSANDS)
Salary and benefits.....................................................  $   4,323   $   2,025    $   2,298   $   1,657
Occupancy...............................................................        542         217          325         345
Furniture, fixtures and equipment.......................................        489         156          333         277
Advertising & business development......................................        152          27          125         116
Data processing.........................................................        186         186       --          --
Professional services...................................................      1,469         511          958         398
OREO....................................................................       (151)       (158)           7          62
FDIC & state assessments................................................         86           1           85         180
Miscellaneous employee expense..........................................        137          39           98         170
Telephone, stationery & supplies........................................        380         143          237         186
Goodwill amortization...................................................        499         499       --          --
Other expense...........................................................        490         161          329         273
                                                                          ---------  -----------  -----------  ---------
    TOTAL NON-INTEREST EXPENSE..........................................  $   8,602   $   3,807    $   4,795   $   3,664
                                                                          ---------  -----------  -----------  ---------
                                                                          ---------  -----------  -----------  ---------
One time items:
Employment contract buyout..............................................  $     360   $  --        $     360   $  --
Due diligence/merger related expenses...................................        300      --              300      --
Profit improvement consulting...........................................        210      --              210      --
KSOP termination........................................................        190      --              190      --
                                                                          ---------  -----------  -----------  ---------
    TOTAL ONE TIME ITEMS................................................  $   1,060   $  --        $   1,060   $  --
                                                                          ---------  -----------  -----------  ---------
                                                                          ---------  -----------  -----------  ---------


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

          See accompanying notes to consolidated financial statements

                                MONARCH BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                                1996       1995
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Cash flow from financing activities:
  Net increase in deposits..................................................................  $  31,131  $      99
  Issuance of debt..........................................................................     11,000     --
  Repayment of debt.........................................................................       (132)       (53)
  Purchase of treasury shares...............................................................         (4)    --
  Net proceeds from issuance of common stock, net of issuance costs.........................     42,213      9,132
                                                                                              ---------  ---------
    Net cash provided by financing activities...............................................     84,208      9,178
Net increase in cash and cash equivalents...................................................     33,917     (2,968)
Cash and cash equivalents at the beginning of the year......................................      7,685     10,653
                                                                                              ---------  ---------
    Cash and cash equivalents at the end of year............................................  $  41,602  $   7,685
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Supplemental disclosure of cash flow information
  Property acquired through foreclosure.....................................................  $     825  $     272
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Loans to facilitate sales of other real estate owned......................................  $     343  $     800
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Cash paid for
    Interest................................................................................  $   4,061  $   1,217
                                                                                              ---------  ---------
                                                                                              ---------  ---------
    Taxes...................................................................................  $     282  $  --
                                                                                              ---------  ---------
                                                                                              ---------  ---------


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

CASH AND CASH EQUIVALENTS


    For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions "Cash and due from banks" and "Federal funds sold."


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



DIRECTORS



    The following table sets forth, as to each of the persons who currently serves as a director of the Company, such person's age, such person's present position, and the period during which such person has served as a director of the Company.



                                                                                                          DIRECTOR OF
NAME                                AGE                          PRESENT POSITION                      THE COMPANY SINCE
------------------------------      ---      --------------------------------------------------------  -----------------
Rice E. Brown.................          59   Director, the Company                                              1988
Joseph J. Digange.............          69   Director, the Company; Chairman, Western Bank                      1996
John M. Eggemeyer.............          51   Director, the Company                                              1997
John W. Rose..................          47   Director, the Company                                              1995
Hugh S. Smith, Jr.............          66   Director, Chairman and Chief Executive Officer, the                1996
                                              Company
Matthew P. Wagner.............          40   President, the Company; President and Chief Executive              1996
                                              Officer, Western Bank
Dale E. Walter................          62   Director, the Company                                              1996



    RICE BROWN, MSFS is a registered investment advisor, registered principal and President of the firm Rice Brown Financial Services Inc. Mr. Brown's primary focus is in the area of money management using a fee asset basis and estate planning. Mr. Brown's firm has been in business for 35 years. Mr. Brown is the former President of the National Association of Life Underwriters, a Washington, D.C.-based professional money management group.



    JOSEPH J. DIGANGE has been Chairman of Western Bank, since October 1, 1996. In October 1987, Mr. Digange joined Western Bank, as President and Chief Operating Officer. From 1973 to 1982 he was President and Chief Executive Officer of First Los Angeles Bank and from 1982 to 1987 was Vice Chairman of the Board. Mr. Digange has been in banking since 1950.



    JOHN M. EGGEMEYER is an investor and advisor to financial institutions. From 1992 to 1994, Mr. Eggemeyer was a principal of Maybon Securities Corp., an investment bank, and from 1990 to the present, he has served as President of Belle Plaine Financial LLC as well as Belle Plaine Partners, Inc. ("BPI"). Mr. Eggemeyer also serves as the President of Castle Creek Capital LLC, a registered bank holding company, and as a director of DLJ Mortgage Capital Corp., DLJ Mortgage Acceptance Corp., The Enterprise Fund, Rancho Santa Fe National Bank, TCF Bank--Illinois, and TCF Financial Corporation.



    JOHN W. ROSE is currently an Executive Vice President of FNB Corporation, a Pennsylvania multi-bank holding company and is responsible for community banks. He has held this position since March 1995. Since January 1992 he has also been President of McAllen Capital Partners, Inc. a financial advisor to banks and thrifts. From 1988 to 1992, Mr. Rose was President of Livingston Financial Group, a venture capital firm specializing in troubled banking opportunities.



    HUGH S. SMITH, JR. is Chairman of the Board and Chief Executive Officer of the Company. He also serves on the Board of Western Bank and Monarch Bank. Prior to September 30, 1996, he was Chairman of the Board and Chief Executive Officer of Western Bank, a position he held for 23 years.



    MATTHEW P. WAGNER is President of the Company and President and Chief Executive Officer of Western. In October 1996, Mr. Wagner was elected President and Chief Executive Officer of Western Bank and in February 1997, was appointed to the post of President of the Company. Prior to joining the Company in

1996, Mr. Wagner was Executive Vice President with First Bank System in Minneapolis, Minnesota since 1991 and a Senior Vice President since 1985.



    DALE E. WALTER has over 35 years of banking experience having served as Chief Executive Officer of several Southern California independent banks including serving as President and Chief Executive Officer of the Bank of Industry from 1980 to June 1992, as Chairman and Chief Executive Officer of Commerce Bancorp from January 1993 to July 1994 and President and Chief Executive Officer of Guardian Bank from October 1994 to February 1995. From February 1996 to the present, he has operated a wholesale golf travel company and currently serves as a director of First Community Bank of the Desert.



COMMITTEES OF THE BOARD OF DIRECTORS



    During 1996, the Company Board held 13 meetings. Five of these meetings occurred since September 30, 1996 when the Company Board was restructured. All Directors attended at least 75 percent of the Board meetings of the Company during the time they were directors.



    The Audit Committee of the Board of Directors held four meetings in 1996, to review the auditing findings, financial reports, and other matters with the outside auditors. The four Audit Committee meetings were joint meetings of the Audit Committee of the Company and Monarch Bank. The current members of the Audit Committee are Rice E. Brown, John W. Rose and Dale E. Walter.



    The Compensation Committee of the Board of Directors consists of Rice E. Brown, John W. Rose and Dale E. Walter. There were no Compensation Committee meetings during 1996.



    The Executive Committee of the Board of Directors consists of Hugh S. Smith, Jr., Matthew P. Wagner and Joseph J. Digange. There were no meetings of the Executive Committee in 1996.



    The Company has adopted a director compensation policy pursuant to which its non-employee directors are to be paid an annual retainer of $5,000, $750 per regular meeting attended and $300 per special meeting and committee meeting attended. In addition, the Company Board may grant to non-employee directors options to purchase that number of shares of the Company Common Stock equal to $15,000 divided by the Market Price at the time of grant at specified times. Mr. Rose has agreed to forego the compensation he would otherwise receive as a non-employee director (as described in this paragraph) in consideration of his engagement as a financial advisor to the Company. See Part III, Item 12, Certain Relationships and Related Transactions. The Company did not pay director fees in 1996.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



    Section 16(a) of the Exchange Act requires the Company's directors and executive officers and the beneficial owners of more than ten percent of the Company's Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company Common Stock and other equity securities of the Company. Because of the complexity of the reporting rules, the Company has assumed responsibility for preparing and filing all reports required to be filed under Section 16(a) by the directors and executive officers. The Company believes that during the last fiscal year all Section 16(a) filing requirements applicable to its directors and executive officers were complied with, except for the failure to (a) file a Form 3 for each of the following new executive officers of the Company: Hugh S. Smith, Jr., Joseph J. Digange, B. Scott Hardt and Arnold C. Hahn and (b) file a Form 4 for each director and executive officer who received stock options in February 1996, in each case within 10 days of the receipt thereof. Once the omission was discovered, amendments were promptly filed.

EXECUTIVE OFFICERS



    The following table sets forth as to each of the persons who currently serves as an executive officer of the Company, such person's age, such person's present position and the period during which the person has served in such position:



                                                                                                        YEAR APPOINTED
NAME                                AGE                          PRESENT POSITION                         TO POSITION
------------------------------      ---      --------------------------------------------------------  -----------------
Joseph J. Digange                       69   Chairman, Western                                                  1996
Arnold C. Hahn                          45   Executive Vice President,                                          1996
                                             Chief Financial Officer and Secretary, the Company
B. Scott Hardt                          47   Executive Vice President                                           1996
                                             and Chief Credit Officer,
                                             Western
Hugh S. Smith, Jr.                      66   Chairman and Chief                                                 1996
                                             Executive Officer, the Company
Matthew P. Wagner                       40   President, the Company; President and Chief Executive              1996
                                             Officer, Western



    JOSEPH J. DIGANGE has been Chairman of Western, since October 1, 1996. In October 1987, Mr. Digange joined Western, as President and Chief Operating Officer. From 1973 to 1982 he was President and Chief Executive Officer of First Los Angeles Bank and from 1982 to 1987 was Vice Chairman of the Board. Mr. Digange has been in banking since 1950.



    ARNOLD C. HAHN has been Executive Vice President and Chief Financial Officer of the Company since November 1996. Prior to joining the Company, Mr. Hahn spent six years as a Senior Vice President of Finance for First Bank System in Minneapolis, Minnesota. Prior to joining First Bank, Mr. Hahn was a partner with Ernst & Young.



    SCOTT HARDT is Executive Vice President and Chief Credit Officer of Western. Mr. Hardt joined Western in March 1988 as Senior Vice President and Chief Credit Officer and was promoted to his current position in August 1994. Over the past 22 years and prior to joining Western, Mr. Hardt has held various credit and marketing positions in banking. Mr. Hardt began his career with First Interstate Bank in multi-national lending.



    HUGH S. SMITH, JR. is Chairman of the Board and Chief Executive Officer of the Company. He also serves on the Board of Western and Monarch. Prior to September 30, 1996, he was Chairman of the Board and Chief Executive Officer of Western, a position he held for 23 years.



    MATTHEW P. WAGNER is President of the Company and President and Chief Executive Officer of Western Bank. In October 1996, Mr. Wagner was appointed President and Chief Executive Officer of Western, and in February 1997, he was appointed to the post of President of the Company. Prior to joining the Company in 1996, Mr. Wagner served as Executive Vice President of Trust with First Bank System in Minneapolis, Minnesota.


ITEM 10. EXECUTIVE COMPENSATION


    The Company's executive officers are Hugh S. Smith, Jr., Chief Executive Officer and Chairman of the Board; Arnold C. Hahn, Executive Vice President, Chief Financial Officer and Secretary; and Matt Wagner, President. E. Lynn Caswell served as Chief Executive Officer of the Company from July 23, 1987 to September 30, 1996. The following table reflects all compensation paid to Mr. Smith, Mr. Digange, Mr. Hahn, Mr. Hardt, Mr. Wagner and Mr. Caswell. No other officer of the Company received a total annual salary and bonus of $100,000 or more.

SUMMARY COMPENSATION TABLE



                                                                                                             LONG-TERM
                                                                                                           COMPENSATION
                                                                                                           -------------
                                                                              ANNUAL COMPENSATION
                                                                      -----------------------------------     AWARDS
                                                                                                  (E)      -------------
                                                                                                 OTHER
                           (A)                                (B)         (C)         (D)       ANNUAL          (F)
NAME AND PRINCIPAL POSITION                                  YEAR     SALARY ($)     BONUS     COMP.(5)    OPTIONS/ SARS
---------------------------------------------------------  ---------  -----------  ---------  -----------  -------------
E. Lynn Caswell (2) .....................................    1996        138,028                  10,800        --
  Former Chief Executive Officer, the Company                1995        128,182                  11,530        63,614
                                                             1995        128,182                  10,555        --

Hugh S. Smith, Jr. ......................................    1996        188,260      50,000       8,533       200,000
  Chairman and Chief Executive Officer, the Company
  (1)(3)

Joseph J. Digange .......................................    1996        178,454      50,000      13,396       200,000
  Chairman, Western (1)(3)

Arnold C. Hahn ..........................................    1996         25,029     100,000       2,000       135,000
  Executive Vice President and Chief Financial Officer,
  the Company (3)

B. Scott Hardt ..........................................    1996        126,524      50,000      10,800        85,000
  Executive Vice President and Chief Credit Officer,
  Western (1)(3)

Matthew P. Wagner (4) ...................................    1996         43,750     100,000       3,608       500,000
  President, the Company; President and Chief Executive
  Officer, Western


------------------------


(1) Compensation includes amounts received in 1996 from Western Bank.



(2) Mr. E. Lynn Caswell executed an Employment Agreement dated July 23, 1987, and amended effective July 23, 1989, and July 23, 1991 with the Company and Monarch. The Agreement was effective for a three year period with automatic, subsequent three year renewals, unless notice was given 30 days prior to the end of any given period. The Agreement was extended for one additional year in 1994 until June 1995. Renewal or review of the Agreement was then postponed in 1995 until after the Company completed its capital raising activities conducted through private placements of its Common Stock. In December 1995, the Board appointed a special committee to review Mr. Caswell's Agreement and to recommend a new agreement. In February 1997, the Company and Mr. Caswell agreed pursuant to a General Release of Claims and Agreement, dated as of February 1, 1997 (the "Release"), among Mr. Caswell, the Company and Monarch to terminate his Employment Agreement in early 1997 and to a payment by the Company to Mr. Caswell of $347,600. This amount was accrued in the Company's 1996 financial statements.



(3) Includes incentive payments accrued in the Company's 1996 financial statements and paid in February 1997.



(4) Mr. Wagner received an additional $47,265 in consulting fees prior to his becoming an executive officer.



(5) Consists primarily of company cars, car allowances and club dues paid by the Company.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)



                                                NUMBER OF
                                               SECURITIES       PERCENT OF TOTAL
                                               UNDERLYING    OPTIONS/SARS GRANTED TO    EXERCISE OR
                                              OPTIONS/SARS     EMPLOYEES IN FISCAL         BASE        EXPIRATION
NAME                                           GRANTED (#)            YEAR            PRICE ($/SHARE)     DATE
--------------------------------------------  -------------  -----------------------  ---------------  -----------
Hugh S. Smith, Jr...........................      200,000                17.4%           $    1.65       2001-2006
Joseph J. Digange...........................      200,000                17.4%           $    1.65       2001-2006
Arnold C. Hahn..............................      135,000                11.8%           $    1.65       2001-2006
B. Scott Hardt..............................       85,000                 7.4%           $    1.65       2001-2006
Matthew P. Wagner...........................      500,000                43.6%           $    1.65       2001-2006



    Certain stock options issued prior to 1996 to E. Lynn Caswell, the former CEO of Monarch, were replaced in January 1996 with options to purchase 63,614 shares of Company Common Stock at an exercise price of $1.62 per share (representing approximately 120 percent of the then-current market price). The Board of Directors at that time determined that the options so replaced carried exercise prices that were too high to provide Mr. Caswell with any meaningful opportunity to realize economic value; accordingly, the Board determined that the issuance of replacement options (which maintained an above-market exercise-price) was appropriate. Pursuant to the Release, Mr. Caswell has waived all rights to such options without any additional consideration.



AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES



                                                                       NUMBER OF UNEXERCISED   VALUE OF UNEXERCISED
                                                                       SECURITIES UNDERLYING       IN-THE-MONEY
                                                                        OPTIONS/SARS AT FY-   OPTIONS/SARS AT FY-END
                                      SHARES ACQUIRED       VALUE      END (#) EXERCISABLE/      ($) EXERCISABLE/
NAME                                  ON EXERCISE (#)   REALIZED ($)       UNEXERCISABLE           UNEXERCISABLE
-----------------------------------  -----------------  -------------  ---------------------  -----------------------
                                                                                0/                  $   0/
Hugh S. Smith, Jr. ................           None             None            200,000              $   270,000
                                                                                0/                  $   0/
Joseph J. Digange..................           None             None            200,000              $   270,000
                                                                                0/                  $   0/
Arnold C. Hahn.....................           None             None            135,000              $   182,250
                                                                                0/                  $   0/
B. Scott Hardt.....................           None             None             85,000              $   135,000
                                                                                0/                  $   0/
Matthew P. Wagner..................           None             None            500,000              $   675,000



    There were no options exercised during the fiscal year ended December 31, 1996.



    On May 16, 1995, the Board of Directors approved the 1995 Directors Deferred Compensation Plan which was approved by shareholders on July 17, 1995. The plan is effective for fees earned on and after July 1, 1995. No compensation has been awarded under the plan.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND COMPANY MANAGEMENT



    The following table reflects as of April 21, 1997 the beneficial ownership of Company Common Stock, including stock options which will become exercisable within 60 days, by the Company's directors, executive officers and shareholders known to the Company to be holding more than five percent of such stock, and by the Company's directors and officers as a group.

                                                                                            AMOUNT AND
                                                                                             NATURE OF
                                                                                            BENEFICIAL      PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                                                       OWNERSHIP (1)   OF CLASS
-----------------------------------------------------------------------------------------  -------------  -----------
Castle Creek Capital Partner's Fund-I (2)................................................    12,785,325        36.89%
  4370 LaJolla Village, Suite 400,
  San Diego, CA 92122

Launch & Co. Mutual Discovery Fund.......................................................     3,400,000         9.89%
  51 John F. Kennedy Parkway,
  Short Hills, NJ 07078

Keefe Managers, Inc. (3).................................................................     2,500,000         7.27%
  325 Park Avenue,
  New York, NY 10152

Wellington Management (4)................................................................     2,500,000         7.27%
  75 State Street,
  Boston, MA 02109

John M. Eggemeyer (2)....................................................................    13,436,723        38.23%
  4370 LaJolla Village, Suite 400,
  San Diego, CA 92122

Hugh S. Smith, Jr. (5)...................................................................             0          0.0%
  1251 Westwood Blvd.
  Los Angeles, CA 90024

Rice E. Brown (6)........................................................................        12,600(7)       0.04%
  27127 Calle Arroyo
  Suite 1907
  San Juan Capistrano, CA 92675

John W. Rose (6).........................................................................       251,990(8)       0.73%
  c/o FNB Corporation
  Hermitage Square
  Hermitage, PA 16148

Joseph J. Digange (5)....................................................................             0          0.0%
  1251 Westwood Blvd.
  Los Angeles, CA 90024

B. Scott Hardt (9).......................................................................        50,000         0.15%
  1251 Westwood Blvd.
  Los Angeles, CA 90024

Dale E. Walter (6).......................................................................        60,000         0.17%
  50855 Washington Square
  Suite C-211
  La Quinta, CA 92253

Matthew P. Wagner (5)....................................................................        90,000         0.26%
  1251 Westwood Blvd.
  Los Angeles, CA 90024

E. Lynn Caswell (10).....................................................................        94,536          .28%
                                                                                           -------------       -----
Directors and Executive Officers as a group (9 persons) (11).............................    13,901,313        39.44%
                                                                                           -------------       -----
                                                                                           -------------       -----


------------------------


(1) The term "beneficial owner" includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (a) voting power, which includes the power to vote, or to direct the voting power, of such security; and/or
    (b) investment power, which includes the power to dispose, or to direct the disposition of, such security. The term "beneficial owner" also includes any person who has the right to acquire beneficial ownership of such security as defined above within 60 days. Ownership includes vested stock options and warrants exercisable within 60 days.



(2) Mr. Eggemeyer has direct beneficial ownership of 160,470 shares of Company Common Stock and warrants to purchase 490,928 shares of Company Common Stock and has or shares voting power and/ or investment power, through Castle Creek Capital Partner's Fund (the "Fund"), of which he is a principal, with respect to 12,500,000 shares of Company Common Stock and warrants to purchase 285,325 shares of Monarch Common Stock. Mr. Eggemeyer disclaims any beneficial ownership of the shares held by the Fund except to the extent of his interest in the Fund. See Part III, Item 12 Certain Relationships and Related Transactions.



(3) Shares of Company Common Stock beneficially owned by Keefe Managers, Inc. are held in affiliated entities as follows: 782,000 shares beneficially owned by Keefe Off Shore Fund, LTD; 918,000 shares beneficially owned by Keefe Partners L.P. and 800,000 shares beneficially owned by Rainbow Partners.



(4) Shares of Company Common Stock beneficially owned by Wellington Management, Inc. are held in affiliated entities as follows: 1,703,000 shares beneficially owned by Bay Pond Partners LP; 605,500 shares beneficially owned by Bay Pond Investors Bermuda LP and 191,500 shares beneficially owned by Barlow Partners.



(5) Executive Officer and Director.



(6) Director.



(7) Mr. Brown beneficially owns 7,600 shares of Company Common Stock and options to purchase
    5,000 shares of Company Common Stock.



(8) Mr. Rose beneficially owns 160,531 shares of Company Common Stock and warrants to purchase
    91,459 shares of Company Common Stock.



(9) Executive Officer.



(10) E. Lynn Caswell is a former Chief Executive Officer and director of the Company.



(11) Does not include 94,536 shares beneficially owned by E. Lynn Caswell.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



    Certain of the directors and executive officers of the Company and its subsidiaries, and the companies with which they are associated, are customers of, and have had banking transactions with, the Banks. All banking transactions have taken place in the ordinary course of the Banks' business, and the Banks expect to have banking transactions with such persons in the future.



    In the Company's opinion, all loans, and commitments to lend included in such transactions, were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features. The amount of all such loans and credit extensions, to all executive officers, directors, and principal shareholders of the Monarch, together with their associates, amounted to $116,000 on December 31, 1996, constituting a negligible percentage of the Company's equity capital accounts on that date.



    The Company's health and life insurance programs have been contracted, based on a competitive bid, through Rice Brown Financial. Mr. Brown is an insurance broker and a director of the Company.

    On January 1, 1996 the Company engaged Mr. Rose, who is a director of the Company, as a financial advisor for consulting services including but not limited to: financial advice, investment advice, certain advice on merger and acquisition opportunities, review of investments and possibly loans, due diligence reviews and examinations, and other items requested by the Company. The engagement agreement provides for a monthly fee of $3,000 plus expenses beginning January 1, 1996. The agreement may be terminated by either the Company or Mr. Rose upon 30 days' written notice.



    John M. Eggemeyer is a principal of Belle Plaine Financial LLC and BPI. BPI has served as financial advisor to the Company under an engagement letter dated May 17, 1995. In that capacity, BPI was paid fees of $1,414,632 for evaluation and identifying potential acquisitions including the acquisition of Western Bank which closed September 30, 1996. It is also anticipated that fees of approximately $1.35 million will be paid under the BPI engagement letter in connection with the acquisition of CCB by Monarch. Belle Plaine Financial LLC, of which Mr. Eggemeyer owns 52 percent, was engaged by the Company to raise capital to consummate the acquisition of Western Bank. Belle Plaine Financial LLC was paid $862,831 for its services and was reimbursed for expenses incurred in the course of that engagement. The engagement letter may be terminated by either the Company or BPI upon 30 days' written notice. See Part III, Item 11 Security Ownership of Certain Beneficial Owners and Monarch Management.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS NUMBER
---------------
         2.1     Plan of Reorganization and Merger Agreement. (Exhibit A of Registration Statement No. 2-84426
                   incorporated by reference)
         2.2     Amended and Restated Agreement and Plan of Merger, dated as of December 19, 1996, by and between
                   Monarch Bancorp and California Commercial Bankshares*
         2.3     Agreement and Plan of Merger, dated as of March 15, 1997, by and between Monarch Bank and National
                   Bank of Southern California*
         3.1     Articles of Incorporation of the Holding Company (Exhibit 3.11 of Registration Statement No. 2-84426
                   incorporated by reference)
         3.2     Bylaws of the Holding Company (Exhibit 3.2 of Registration Statement No. 2-84426 incorporated by reference)
         3.3     Amended Articles of Incorporation approved in the July 1988 Shareholders Meeting (Exhibit 3.3 of
                   12/31/89 Annual Report on Form 10-K incorporated by reference)
         3.4     Amended Bylaws approved on October 19, 1988 (Exhibit 3.4 of 12/31/89 Annual Report on Form 10-K
                   incorporated by reference)
         3.5     Amended Bylaws approved on February 29, 1996 (Exhibit 3.5 of 12/31/95 Annual Report of Form 10KSB
                   incorporated by reference)
         4.0     Form of Indenture (Exhibit 4.1 of Registration Statement No. 2-85442 incorporated by reference)
         4.1     Warrant Agreement for warrants issued in June 1988 at the close of the California Offering. (Exhibit
                   4.1 of 12/31/89 Annual Report on Form 10-K incorporated by reference)
         4.2     Convertible subordinated note issued in September 1988. (Exhibit 4.2 of 12/31/89 Annual Report on
                   Form 10-K incorporated by reference)
         4.6     Stock Option Agreement, dated December 19, 1996, between CCB and the Company*
         4.7     Warrant Certificate No. 1, dated November 5, 1996, in favor of John M. Eggemeyer*
         4.8     Warrant Certificate No. 2, dated November 5, 1996, in favor of William J. Ruh*
         4.9     Warrant Certificate No. 3, dated November 5, 1996, in favor of John W. Rose*

EXHIBITS NUMBER
---------------
        4.10     Warrant Certificate No. 4, dated November 5, 1996, in favor of Mark G. Merlo*
        4.11     Warrant Certificate No. 1, dated November 5, 1996, in favor of Castle Creek Capital Partners Fund-I*
        4.12     Warrant Certificate No. 2, dated November 5, 1996, in favor of John M. Eggemeyer, III*
        4.13     Warrant Certificate No. 3, dated November 5, 1996, in favor of William Ruh*
        4.14     Warrant Certificate No. 4, dated November 5, 1996, in favor of Dan Davis*
        4.15     Warrant Certificate No. 5, dated November 5, 1996, in favor of Mark Merlo*
        4.16     Warrant Certificate No. 6, dated November 5, 1996, in favor of William Moody*
        4.17     Warrant Certificate No. 7, dated November 5, 1996, in favor of HCM Castle Creek, Inc.*
        4.18     Warrant Certificate No. 8, dated November 5, 1996, in favor of Castle Creek Financial Investors,
                   Inc.*
        4.19     Warrant Certificate No. 9, dated November 5, 1996, in favor of Whitecap Capital, L.L.C.*
        4.20     Warrant Certificate No. 10, dated November 5, 1996, in favor of Cook-Castle Creek, Inc.*
        4.21     Warrant Certificate No. 11, dated November 5, 1996, in favor of Castle Creek Investors, L.L.C.*
         9.1     Shareholder Agreement, dated as of December 19, 1996, by and between Farrell G. Hinkle and Monarch
                   Bancorp*
         9.2     Shareholder Agreement, dated as of December 19, 1996, by and between Phillip L. Bush and Monarch
                   Bancorp*
         9.3     Shareholder Agreement, dated as of December 19, 1996, by and between Michael Gertner and Monarch
                   Bancorp*
         9.4     Shareholder Agreement, dated as of December 19, 1996, by and between James W. Hamilton and Monarch
                   Bancorp*
         9.5     Shareholder Agreement, dated as of December 19, 1996, by and between William H. Jacoby and Monarch
                   Bancorp*
         9.6     Shareholder Agreement, dated as of December 19, 1996, by and between Robert L. McKay and Monarch
                   Bancorp*
         9.7     Shareholder Agreement, dated as of December 19, 1996, by and between Mark H. Stuenkel and Monarch
                   Bancorp*
        10.0     Monarch Bancorp 1983 Stock Option Plan; Form Incentive Stock Option Agreement and Form Nonstatutory
                   Stock Option Agreement (Exhibit 10.2 of Registration Statement No. 2-85442 incorporated by reference)
        10.1     Headquarters Office Lease (Exhibit 10.3 of Registration Statement No. 2-85442 incorporated by reference)
        10.2     27751 La Paz Lease (Exhibit 3.5 of 12/31/84 Annual Report on Form 10-K incorporated by reference)
        10.3     30100 Town Center Drive Lease (Exhibit 3.6 of 12/31/84 (Annual Report on Form 10-K incorporated by reference)
        10.4     Lease agreement for Bank assets sold and leased back from Parker North American in 1988. (Exhibit
                   10.4 of 12/31/89 Annual Report on Form 10-K incorporated by reference)
        10.5     Amended Stock Option Plan as approved in the July 1988 Shareholders' Meeting. (Exhibit 10.5 of
                   12/31/89 Annual Report on Form 10-K incorporated by reference)

EXHIBITS NUMBER
---------------
        10.6     Stock Option Plan as approved in June 1993 Shareholders' Meeting (Exhibit 10.6 of original filing of
                   12.31/93 Annual Report on Form 10-KSB incorporated by reference)
        10.8     General Release of Claims and Agreement, dated February 1, 1997, among E. Lynn Caswell, the Company and Monarch Bank*
        10.9     1993 Stock Option Plan as Amended May 15, 1996*
       10.10     Form of Stock Option Agreement*
        11.0     Computation of Per Earnings Common Stock and Common Share Equivalents (See Consolidated Statements
                   of Income contained in Item 7 of this Annual Report on Form 10-KSB incorporated by reference)
        16.0     Letter of Dayton & Associates on change in Certifying Accountant*
        21.0     Subsidiaries of Monarch Bancorp*
        27.0     Financial Data Schedule*
        28.1     February 15, 1988 California Offering Circular (Exhibit 28.1 of 12/31/87 Form 10-K incorporated by reference)
        28.2     Written Consent Statement for Proposed Amendment to the Articles of Incorporation to Increase the
                   Number of Authorized Shares (Original filing 1/12/96)
        28.3     Prospectus for rights and public offering of up to 3,177,296 shares of common stock (Original filing
                   7/19/95)


------------------------


* Previously filed with the Company's original Annual Report on Form 10-KSB for the year ended December 31, 1996.


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

    On December 20, 1996, the Company filed a Form 8-K announcing the merger agreement reached with California Commercial Bankshares.


    On February 28, 1997, the Company filed a Form 8-K announcing its Fourth Quarter Earnings and the number of shares of common stock to be exchanged in connection with the merger with California Commercial Bankshares.



    On April 14, 1997, the Company filed a Form 8-K announcing its First Quarter Earnings.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MONARCH BANCORP

                                By:            /s/ HUGH S. SMITH, JR.
                                     -----------------------------------------
                                                 Hugh S. Smith, Jr.
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                Date: April 30, 1997



    In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ ARNOLD C. HAHN        Executive Vice President
------------------------------    and Chief Financial         April 30, 1997
        Arnold C. Hahn            Officer

      /s/ RICE E. BROWN
------------------------------  Director                      April 30, 1997
        Rice E. Brown

    /s/ JOSEPH J. DIGANGE
------------------------------  Director                      April 30, 1997
      Joseph J. Digange

       /s/ JOHN W. ROSE
------------------------------  Director                      April 30, 1997
         John W. Rose

    /s/ MATTHEW P. WAGNER
------------------------------  Director                      April 30, 1997
      Matthew P. Wagner

      /s/ DALE E. WALTER
------------------------------  Director                      April 30, 1997
        Dale E. Walter

    /s/ JOHN M. EGGEMEYER
------------------------------  Director                      April 30, 1997
      John M. Eggemeyer