Form 10QSB
period 1997-03-31
MONARCH BANCORP
filed 1997-05-15
CIK 721670

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                     FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  MARCH 31, 1997

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
         For transition period                  to
                               ----------------    ----------------
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

                                    (714) 495 3300
                                    --------------
                             (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 1997: 34,373,021
                            ----------

                                        INDEX

PART I --FINANCIAL INFORMATION

   Item 1. Financial Statements (unaudited)                                Page

           Consolidated Balance Sheets as of
           March 31, 1997  and December 31, 1996                            3

           Consolidated Statements of Income  for the three
           months ended March 31, 1997 and March 31, 1996                   4

           Consolidated Statements of Cash Flows
           for the three months ended March 31, 1997 and March 31, 1996     5

           Notes to consolidated financial statements                       6

   Item 2. Management's Discussion and Analysis of Operations               9

PART II -- OTHER INFORMATION

   Item 1. Legal Proceedings                                               16

   Item 2. Change in Securities                                            16

   Item 3. Defaults Upon Senior Securities                                 16

   Item 4. Submission of Matters to a Vote of Security Holders             16

   Item 5. Other Information                                               16

   Item 6. Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                 17

PART 1 ITEM 1
FINANCIAL STATEMENTS

MONARCH BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(000's omitted, except share data)


ASSETS                                                31-MAR-97      31-DEC-96
---------------------------------------------------   ----------    ----------
    Cash and due from banks                            $  35,763    $  37,385
    Federal funds sold                                    17,618        4,217
                                                       ---------    ---------
     Total cash and cash equivalents                      53,381       41,602
    Investment securities
     Held to maturity (Fair value of $6,909 and            6,928        7,270
     $7,245 at 3/31/97 and 12/31/96, respectively)
     Available for sale, at fair value                   134,807      157,454
    Loans, net                                           245,331      254,723
    Premises and equipment                                 5,748        5,780
    Other real estate owned                                7,121        3,889
    Goodwill                                              28,843       29,342
    Other assets                                          11,883       12,301
                                                       ---------    ---------
                                      TOTAL ASSETS     $ 494,042    $ 512,361
                                                       ---------    ---------
                                                       ---------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------
    Deposits                                           $ 427,837    $ 442,984
    Other borrowings                                       8,000       11,000
    Accrued interest payable and other liabilities         3,573        4,249
                                                       ---------    ---------
                                 TOTAL LIABILITIES       439,410      458,233

    Common stock, no par value,
     authorized 100,000,000 shares and
     34,373,021 outstanding                               58,709       58,709
    Accumulated deficit                                   (3,823)      (4,716)
    Unrealized gain on investment
     securities available for sale, net of taxes            (254)         135
                                                       ---------    ---------
                        TOTAL SHAREHOLDERS' EQUITY        54,632       54,128
                                                       ---------    ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 494,042    $ 512,361
                                                       ---------    ---------
                                                       ---------    ---------

                               (See accompanying notes)

MONARCH BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(000's omitted, except per share data)

                                                           FOR THE THREE MONTH PERIOD ENDED
                                                           --------------------------------
                                                                 31-MAR-97     31-MAR-96
                                                           ---------------   -----------
INTEREST AND LOAN FEE INCOME:
    Investment securities                                         $  2,269        $  403
    Federal funds sold                                                  81            71
    Loans and leases                                                 6,090           786
                                                                  --------        ------
                                    TOTAL INTEREST INCOME            8,440         1,260

INTEREST EXPENSE:
    Deposits                                                         2,336           325
    Notes payable and other borrowings                                 233           -
                                                                  --------        ------
                                   TOTAL INTEREST EXPENSE            2,569           325
                                                                  --------        ------
NET INTEREST INCOME                                                  5,871           935

    Less:  provision for loan losses                                   225            50
                                                                  --------        ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  5,646           885

NON-INTEREST INCOME
    Service charges on deposits accounts                               346           131
    Other service charge and fee income                                144            12
    Data processing income                                              39            14
    Rental income                                                        -            17
    Gains on sale of securities available for sale                     107           -
    Other income                                                        44             8
                                                                  --------        ------
                                TOTAL NON-INTEREST INCOME              680           182

NON-INTEREST EXPENSE
    Salaries and benefits                                            2,199           425
    Occupancy                                                          502           158
    Advertising and business development                               110            32
    Other real estate owned                                            (21)            6
    Professional services                                              480           150
    Telephone, stationery and supplies                                 192            48
    Data processing                                                    159           -
    Goodwill amortization                                              499           -
    Other                                                              325           109
                                                                  --------        ------
                               TOTAL NON-INTEREST EXPENSE            4,445           928
                                                                  --------        ------
Income before provision for taxes                                    1,881           139
Provision for taxes                                                    988            60
                                                                  --------        ------
                                               NET INCOME         $    893        $   79
                                                                  --------        ------
                                                                  --------        ------

PER SHARE INFORMATION
    Number of common shares and equivalents (weighted average)    35,514.4       8,228.4
    Income per share (dollars)                                     $  0.03       $  0.01

                               (See accompanying notes)

MONARCH BANCORP
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

(000's omitted)

                                                                      FOR THREE MONTH PERIOD ENDED
                                                                      ----------------------------
                                                                      31-MAR-97          31-MAR-96
                                                                      ---------          ---------
Cash flow from operating activities
Net income                                                             $    893           $     79
    Adjustments to reconcile net income
    to net cash provided by operating activities:
       Gain on sale of securities available for sale                       (107)                -
       Provision for loan losses                                            225                 50
       Goodwill amortization                                                499                 -
       Depreciation                                                         142                 44
       Net increase (decrease) in accrued interest
          payable and other liabilities                                    (676)                80
       Net (increase) decrease in other assets                              418               (158)
                                                                       --------           --------
                               CASH PROVIDED BY OPERATING ACTIVITIES      1,394                 95

Cash flow from investing activities:
       Proceeds from sale of investment securities available for sale     6,075                -
       Principal payments received on investment securities              16,632              5,209
       Purchase of investment securities                                      -               (784)
       (Increase) decrease in net loans                                   5,935               (854)
       Additions to premises and equipment                                 (110)              (110)
                                                                       --------           --------
                           NET CASH PROVIDED BY INVESTING ACTIVITIES     28,532              3,461

Cash flow from financing activities:
       Net increase (decrease) in deposits                              (15,147)             3,552
       Repayment of debt                                                 (3,000)               -
                                                                       --------           --------
                           NET CASH PROVIDED BY FINANCING ACTIVITIES    (18,147)             3,552

                                                                       --------           --------
Net increase in cash and cash equivalents                                11,779              7,108

Cash and cash equivalents at the beginning of the period                 41,602              7,685
                                                                       --------           --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                     $ 53,381           $ 14,793
                                                                       --------           --------
                                                                       --------           --------
Supplemental disclosure of cash flow information
       Property acquired through foreclosure                              3,566                186
                                                                       --------           --------
                                                                       --------           --------
       Repayment of KSOP debt                                               -                   11
                                                                       --------           --------
                                                                       --------           --------
       Loans to facilitate                                                  -                  -
                                                                       --------           --------
                                                                       --------           --------
       Increase (decrease) of unrealized gain on investment
          securities available for sale, net of tax                        (389)               (19)
                                                                       --------           --------
                                                                       --------           --------
       Cash paid for interest                                             2,607                365
                                                                       --------           --------
                                                                       --------           --------
       Cash paid for taxes                                                  -                  -
                                                                       --------           --------
                                                                       --------           --------


                               (See accompanying notes)

                                   MONARCH BANCORP
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1997

1. Monarch Bancorp (the "Company") is the holding company for Monarch Bank ("Monarch") and Western Bank ("Western"). The unaudited consolidated financial statements of the Company and subsidiaries included herein reflect all adjustments, consisting only of normal recurring adjustments, which are in the opinion of management necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the consolidated financial statements for 1996 to conform to the 1997 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

On January 1, 1997, the Company adopted Statement of Financial Standards No. 125 ("SFAS 125"), ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The adoption of SFAS 125 has not had a material impact on the Company's financial condition or results of operations. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

In February, 1997 the FASB issued the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE. SFAS 128 simplifies the method for the calculation of earnings per share (EPS) and requires the presentation of basic as well as diluted EPS on the face of the income statement. In addition, SFAS 128 will require a reconciliation between basic and diluted EPS for both the numerator and denominator. This Statement is effective for financial statements issued for periods ending after December 15, 1997 and will require restatement of all prior-period EPS data presented. Management has not yet determined the impact of adopting SFAS 128.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSBA for the year ended December 31, 1996.

2.  Completed Acquisitions

WESTERN BANK ACQUISITION: On September 30, 1996 the Company acquired, for cash, all of the issued and outstanding shares of Western Bank, a state chartered bank located in west Los Angeles. Western has five offices, including its head office in Westwood. In connection with the acquisition Western began operating as a wholly-owned subsidiary of the Company.

The acquisition of Western was accounted for under the purchase method of accounting. As such, the results of operations for Western were included in the Company's results of operations beginning October 1, 1996.

3.  Pending Acquisitions

CALIFORNIA COMMERCIAL BANKSHARES ACQUISITION: On December 18, 1997, the Company reached an agreement to merge with California Commercial Bancshares ("CCB"), a bank holding company operating in Orange County, California. Pending regulatory and shareholder approval, the merger is expected to be consummated by the end of the second quarter of 1997 at an exchange ratio of 8.5 shares of common stock of the Company for each share of common stock of CCB. The merger agreement calls for the use of pooling-of-interests accounting. However, there are certain events that may preclude the use of that accounting method. If that is the case, the parties have the ability to waive the pooling-of-interests condition and proceed with the acquisition using the purchase method of accounting.

SC BANCORP ACQUISITION: On April 29, 1997, the Company reached an agreement to merge with SC Bancorp ("SCB"), a bank holding company operating in Orange County and Los Angeles County, California. Pending regulatory and shareholder the approval, the merger is expected to be consummated in the fourth quarter of 1997. The exchange ratio is based on a $14.25 price for SCB common stock divided by the price of the Company's common stock in a range between $2.75 and $3.75. At the date of the signing of the merger agreement, the closing price of the Company's common stock was $3.62. This price would result in an exchange ratio of 3.9365 of Company common stock for each share of SCB common stock. SCB and the Company plan to use pooling-of-interests accounting for the merger.

The following tables show unaudited summary pro forma balance sheet information for these pending acquisitions as of December 31, 1996 and March 31, 1997 and unaudited summary pro forma income statement information for the quarters ended March 31, 1997 and March 31, 1996. Pooling-of-interests accounting is used for this pro forma information. The balance sheet adjustments shown below are management's estimates for costs associated with these mergers.

SUMMARY PRO FORMA BALANCE SHEET INFORMATION
(In thousands)

                                                                         As of March 31, 1997
                                               -------------------------------------------------------------------
                                                                                             Adjust-     Pro Forma
                                               Monarch          CCB            SCB           ments       Combined
                                               -------        -------        -------        -------     ----------
Total assets                                   494,042        356,100        507,126         (1,089)    1,356,179
Securities                                     141,735         75,738         69,061              -       286,534
Loans, net                                     245,331        212,921        347,415         (3,712)      801,955
Deposits                                       427,837        324,845        448,618              -     1,201,300
Shareholders' equity                            54,632         26,029         50,371        (10,659)      120,373

                                                                         As of December 31, 1996
                                               -------------------------------------------------------------------
                                                                                            Adjust-      Pro Forma
                                               Monarch          CCB            SCB           ments       Combined
                                               -------        -------        -------        -------     ----------
Total assets                                   512,361        351,464        476,013         (1,089)    1,338,749
Securities                                     164,724         91,504         76,590              -       332,818
Loans, net                                     254,723        204,650        342,228         (3,712)      797,889
Deposits                                       442,984        318,704        415,326              -     1,177,014
Shareholders' equity                            54,128         25,000         49,919        (10,659)      118,388

SUMMARY PRO FORMA INCOME STATEMENT INFORMATION
(In thousands except per share data)

                                                            For the three month period ended March 31, 1997
                                               -------------------------------------------------------------------
                                                                                            Adjust-      Pro Forma
                                               Monarch          CCB            SCB          ments        Combined
                                               -------        -------        -------        -------     ----------
Net interest income and non-interest income      6,551          5,752          7,190                       19,493
Provision for possible loan losses                 225            150            350                          725
Non-interest expense                             4,445          4,037          4,879                       13,361
Net income                                         893            938          1,145                        2,976
Net income per share                           $  0.03        $  0.30        $  0.15                      $  0.03
Weighted average shares                         35,514          3,162          7,488                       91,867

                                                            For the three month period ended March 31, 1996
                                               -------------------------------------------------------------------
                                                                                              Adjust-     Pro Forma
                                               Monarch            CCB            SCB          ments       Combined
                                               -------        -------        -------        -------     ----------
Net interest income and non-interest income      1,117          5,251          6,923                         13,291
Provision for possible loan losses                  50            300            280                            630
Non-interest expense                               928          4,167          5,324                         10,419
Net income                                          79            470            763                          1,312
Net income per share                           $  0.01        $  0.16        $  0.10                        $  0.02
Weighted average shares                          8,228          2,939          7,472                         62,623

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

GENERAL

During the first quarter of 1997, the Company continued its efforts of controlling costs and improving credit quality. Also, much effort has been and is being focused on the integration of CCB into the Company.

The Company had a decline in both loans and deposits during the first quarter of the year. However, the economy in Orange County and west Los Angeles is improving and the Company is planning to take advantage of this market growth. Despite the reductions in loans and deposits since December 31, 1996, the acquisition of Western, focus on cost control, centralization and acquisition integration has resulted in significant earnings improvements from the first quarter of 1996 as the table below indicates:

                                                           FOR THE THREE MONTH PERIOD
                                                                     ENDED
                                                           --------------------------
                                                             31-MAR-97      31-MAR-96
                                                           -----------      ---------
Income per share                                              $  0.03        $  0.01
Income per share before goodwill amortization                 $  0.04        $  0.01
Return on average assets                                        0.73%          0.47%
Return on average equity                                        6.59%          2.89%
Return on average assets before goodwill amortization           1.21%          0.47%
Return on average equity before goodwill amortization          10.27%          2.89%
Efficiency ratio                                                69.0%          83.1%
Efficiency ratio before goodwill amortization                   61.2%          83.1%

The Southern California economy continues to reflect moderate but positive improvements in local economic conditions. Among other trends with noticeable improvement are increased employment. Recent state and county reports indicate that job losses from a large reduction in aerospace and defense contracts, and real estate investment in the area and the county during the recession of 1992 to early 1995 have been fully regained and that residential real estate values have increased moderately.

RESULTS OF OPERATIONS

The acquisition of Western occurred on September 30, 1996. As a result of the use of purchase accounting, Western's operations are included in the results of the quarter ended March 31, 1997, but are not part of the first quarter results in 1996.

As of March 31, 1997, the Company had consolidated total assets, total deposits and shareholders' equity of approximately $494.0 million, $427.8 million, and $54.6 million, respectively versus $512.4 million, $443.0 million, and $54.1 million at December 31, 1996, respectively. For the three months ended March 31, 1997, the Company, on a consolidated basis, recorded net earnings of approximately $893,000 versus approximately $79,000 for the three month period ended March 31, 1996. Substantially all of the increase in net earnings assets is the direct result of the Western acquisition and the equity issuance on September 30, 1996.

Operating profits for the Company and the Bank are dependent on renewed loan growth, controlling costs and continual efforts to prevent any unexpected loan losses which would require additions to the ALL. Demand for quality loans has increased in the Company's primary market areas, and the Company expects to take advantage of this increased demand, while maintaining its conservative credit standards. The Company's loan-to-deposit ratio, has declined slightly from 58.9% as of December 31, 1996 to 58.7% as of March 31, 1997.

NET INTEREST INCOME

The $4,936,000 increase in net interest income for the comparative three months ended March 31, 1997 and 1996 is due primarily to increases in the volume of earning assets as a result of the acquisition of Western. While the net interest margin decreased from 6.13% to 5.78%, the net interest spread increased slightly from 4.89% to 4.92%. This decline in net interest margin is a result of the ratio of average earning assets to average interest bearing liabilities declining from 1.58 to 1.34 from the three month period ended March 31, 1996 to the three month period ended March 31, 1997.

The increase in interest income from the three month period ended March 31, 1996 to the three month period ended March 31, 1997 from approximately $1,260,000 to $8,440,000 was due almost completely to the increase in average earning assets from approximately $61.8 million to $412.2 million resulting from the Western acquisition. For these three month periods the average yield on earning assets increased slightly from 8.27% for the first quarter of 1996 to 8.30% for the first quarter of 1997.

Interest expense increased from approximately $325,000 to $2,569,000 for the three month periods ended March 31, 1996 and March 31, 1997, respectively. This increase is due completely to the volume increase in average interest bearing liabilities from approximately $39.0 million to $308.1 million as a result of the Western acquisition. The average cost of funds remained constant at 3.38%. The Company has a strong core deposit base, with 32.4% of deposits in demand deposit accounts.

PROVISION FOR LOAN LOSSES

During the three months ended March 31, 1997, approximately $481,000 in loans were charged to the Company's Allowance for Loan Losses ("ALL") and approximately $1,000 of loans were recovered. Because of the decline in loans and the small improvement in coverage ratios, the Company provided only $225,000 for loan losses for the three month period ended March 31, 1997 (0.09% of average gross loans) versus $50,000 for the three month period ended March 31, 1996 (0.15% of average gross loans). The ALL decreased from $5,393,000 or 2.07% of gross loans as of December 31, 1996 to $5,138,000, or 2.04% of gross loans as of March 31, 1997. The decrease in the allowance is consistent with the decrease in the loan portfolio and the decline in nonperforming assets. Management has concluded that the ALL is adequate based on all currently available information.

NON-INTEREST INCOME

The following table shows the details of non-interest income (in thousands):

                                              1ST QUARTER 1997
                                       -------------------------------
                                       WESTERN   MONARCH                   1ST QTR
                                        BANK      BANK    CONSOLIDATED      1996
                                       -------   -------  ------------     -------
Service charge on deposit accounts     $  186    $  160     $  346         $  131
Other service charge and fee income       132        11        143             12
Data processing income                      -        39         39             14
Rental income                               -         -          -             17
Gains (losses) on securities              107         -        107              0
Other income                               30        15         45              8
                                       ------    ------     ------          ------
   Total non-interest income           $  455    $  225     $  680          $  182
                                       ------    ------     ------          ------
                                       ------    ------     ------          ------

Non-interest income increased by $498,000 for the three month period ended March 31, 1997 over the three month period ended March 31, 1996. $455,000 of this increase was due to the acquisition of Western Bank which was not included in the consolidated statement of income for the three month period ended March 31, 1996. Non-interest income at Monarch Bank increased by $43,000, or 23.6%, from $182,000 to $225,000. Service charges on deposit accounts grew by $29,000, or 22.1% while average non-interest bearing deposits at Monarch Bank grew by 22.6% over the same period. Data processing income at Monarch Bank grew by $25,000 due to the increase of back office services performed for another community bank. Rental income decreased from $17,000 to $0 since Monarch Bank is no longer obligated on the underlying lease.

Non-interest income at Western Bank was $455,000 for the three month period ended March 31, 1997. $107,000 of this income was a gain on sale of securities available for sale. These securities no longer met the investment strategy of the Company. The remaining non-interest income of $348,000 was at expected levels.

NON INTEREST EXPENSE

The following table shows the details of non-interest expense (in thousands):

                                                                1ST QUARTER 1997
                                           -------------------------------------------------------
                                                        WESTERN        MONARCH                             1ST QTR
                                            MBC           BANK           BANK         CONSOLIDATED           1996
                                           ------       --------       --------       ------------         --------
Salaries and benefits                      $  149       $  1,540         $  510         $  2,199           $   425
Occupancy                                       5            325            172              502               158
Advertising and business development            5             74             31              110                32
Other real estate owned                         -            (24)             3              (21)                6
Professional services                         178            205             97              480               150
Telephone, stationary and supplies              6             98             88              192                48
Data processing                                 -            159              -              159                 0
Goodwill amortization                           -            499              -              499                 0
Other                                          43            219             63              325               109
                                           ------       --------         ------         --------           -------
   Total non-interest expense              $  386       $  3,095         $  964         $  4,445           $   928
                                           ------       --------         ------         --------           -------
                                           ------       --------         ------         --------           -------

Non-interest expense grew during the comparative periods by approximately $3,517,000. $3,095,000 of this increase is due to the acquisition of Western Bank which was not included in the consolidated statement of income for the three month period ended March 31, 1996. $386,000 of the increase is due to new functions being performed at the parent company. For the three month period ended March 31, 1997, expenses at the parent company included $149,000 for salaries and benefits of parent company personnel and $178,000 for professional services, mostly associated with year end activities for the Company.

Non-interest expense at Monarch Bank grew by $36,000, or 3.9%. The increases in salary and benefits of $85,000 is a result of both the additional staff required for the new branch in Laguna Beach, opened in June of 1996, and the additional staff required to perform back office functions for another community bank. The $40,000 increase in telephone, stationary and supplies is also a result of these two events. The $53,000 decrease in professional services is due mostly to certain functions now taking place at the parent versus at the bank level. Approximately $48,000 of other expense for the period ended March 31, 1996 were for parent company functions, versus $43,000 for the three month period ended March 31, 1997.

Expenses at Western Bank were $3,095,000 for the three months ended March 31, 1997. Of this amount, $499,000 is for the amortization of goodwill associated with the acquisition of Western Bank. Other expense levels at Western Bank are at expected levels and are down from the comparable period in 1996.

CREDIT QUALITY AND ANALYSIS

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

Planned workout arrangements are currently in place for all nonperforming assets, and, unless there are any unexpected changes in the financial condition of the borrowers, management is not aware of any additional significant loss potential that has not already been included in the Allowance for Loan Losses ("ALL").

The following table shows the historical trends in non performing assets at the Company (In thousands):

                                                      Monarch Bank                                  Monarch & Western Banks
                               -----------------------------------------------------        -------------------------------------
                               12/31/95        3/31/96        6/30/96        9/30/96        9/30/96       12/31/96        3/31/97
                               --------        -------        -------        -------        -------       --------       --------
Nonperforming Loans              $  344         $  177         $  172         $  532        $ 2,091       $  9,315       $  5,624
Other Real Estate Owned             150            335            337            338          5,409          3,889          7,121
                                 ------         ------         ------         ------        -------       --------       --------
   Total Nonperforming Assets    $  494         $  512         $  509         $  870        $ 7,500       $ 13,204       $ 12,745
                                 ------         ------         ------         ------        -------       --------       --------
                                 ------         ------         ------         ------        -------       --------       --------

Comparative key credit statistics are shown in the following table (dollars in thousands):

                                                 MARCH 31, 1997  DECEMBER 31, 1996
                                                 --------------  -----------------
Past due 30 through 89 days and still accruing         $  2,349           $    651
Past due 90 days or more and still accruing            $    472           $    -

Nonaccrual loans                                       $  5,624           $  9,315
Other real estate owned                                   7,121              3,889
                                                       --------           --------
  Nonperforming assets                                 $ 12,745           $ 13,204
                                                       --------           --------
                                                       --------           --------
Impaired loans - gross                                 $  5,785           $  9,574
Allocated reserves                                          350                541
                                                       --------           --------
  Net investment in impaired loans                     $  5,435           $  9,033
                                                       --------           --------
                                                       --------           --------
Allowance for loan losses (ALL)                        $  5,138           $  5,393

Gross loans                                            $251,340           $261,055

ALL to loans                                              2.04%              2.07%
ALL to nonaccrual loans                                   91.4%              57.9%
ALL to nonperforming assets                               40.3%              40.8%

Nonperforming assets to loans and OREO                   4.93%              4.98%

The Company has established a monitoring system for its loans in order to identify impaired loans, potential problem loans and to permit periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. The monitoring system and ALL methodology have evolved over a period of years and loan classifications have been incorporated into the determination of the ALL. This monitoring system and allowance methodology include a loan-by-loan analysis for all Classified Loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to the unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends and other inherent risk factors such as economic conditions, risk levels of particular loan categories, internal loan review and oversight, concentrations in the portfolio and changes in the quality of the lending staff of the Bank.

On March 31, 1997, the Company had approximately $5,785,000 of loans which were considered to be impaired. This is a significant decrease from $9,574,000 at December 31, 1996. This decrease is reflected in the increase in OREO. There were allocated reserves of approximately $350,000 on these loans at March 31, 1997. Of these loans, $5,624,000 are on nonaccrual status.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

On a stand-alone basis, the Company's sources of liquidity include dividends from the Banks and outside borrowings. The amount of dividends that the Banks can pay to the Company is restricted by regulatory guidelines.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits. The Company has not relied on large denomination time deposits.

To meet short-term liquidity needs, the Company has maintained adequate balances in federal funds sold, certificates of deposits with other financial institutions and investment securities having maturities of five years or less. Liquid assets (cash, federal funds sold and investment securities available for sale) as a percent of total deposits are 44.0% and 44.9% as of March 31, 1997 and December 31, 1996, respectively.

REGULATORY MATTERS

The Regulatory Capital Guidelines as well as the actual capitalization for Monarch, Western and the Company as of March 31, 1997 follow:

                                             Adequately                           Well              Monarch  Western     Company
                                            Capitalized                       Capitalized            Bank     Bank     Consolidated
                                    ---------------------------     ------------------------------  -------  --------  ------------
Detailed computations of
  Tier 1 leverage capital ratio     GREATER THAN OR EQUAL TO 4.00%  GREATER THAN OR EQUAL TO  5.00%   8.52%    6.71%       5.60%
  Tier 1 risk-based capital ratio   GREATER THAN OR EQUAL TO 4.00%  GREATER THAN OR EQUAL TO  6.00%  13.68%   12.20%       9.92%
  Total risk-based capital          GREATER THAN OR EQUAL TO 8.00%  GREATER THAN OR EQUAL TO 10.00%  14.93%   13.46%      11.18%

Part II  -- Other Information

Item 1.        Legal Proceedings

               None

Item 2.        Changes in Securities

               None

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               None

Item 6.        Exhibits and Reports on Form 8-K

On February 28, 1997, the Company filed a Current Report on Form 8-K. This report announced earnings for 1996 and the determination of the exchange ratio for the CCB merger.

On April 14, 1997, the Company filed a Current Report on Form 8-K announcing first quarter earnings.

On May 2, 1997, the Company filed a Current Report on Form 8-K announcing the signing of a definitive agreement to acquire SC Bancorp.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH BANCORP

Date:  May 14, 1997                        /s/ Hugh S. Smith, Jr.
                                           ----------------------
                                           Hugh S. Smith, Jr.
                                           Chairman and Chief Executive Officer

Date:  May 14, 1997                        /s/ Arnold C. Hahn
                                           ------------------
                                           Arnold C. Hahn
                                           Chief Financial Officer