Form 10KSB/A
period 1996-12-31
WESTERN BANCORP
filed 1997-07-01
CIK 721670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

                                (Amendment No. 2)

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

                                WESTERN BANCORP
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

                           --------------------------

                                (Title of Class)

    Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days:  Yes  __X__    No  _____

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any
amendment to this Form 10-KSB/A. [    ]


    The issuer's net revenues for its most recent fiscal year was $13,872,000

    The aggregate market value of the voting stock held by non-affiliates of the issuer as of June 26, 1997 was $136,078,704


    Number of registrant's shares of Common Stock outstanding as of June 26, 1997 was 7,069,762



    Documents incorporated by reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 7 is hereby amended and restated as follows:

"ITEM 7. FINANCIAL STATEMENTS.


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

                                          KPMG PEAT MARWICK LLP

February 24, 1997
Los Angeles, California

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
Monarch Bancorp



We have audited the accompanying consolidated balance sheets of Monarch Bancorp and Subsidiaries as of December 31, 1995, and December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monarch Bancorp and Subsidiaries as of December 31, 1995, and December 31, 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                               DAYTON & ASSOCIATES






February 29, 1996
Laguna Hills, California

                                MONARCH BANCORP

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1996          1995
                                                                                       ------------  -------------
                                                      ASSETS
  Cash and due from banks............................................................   $   37,385     $   4,747
  Federal funds sold.................................................................        4,217         2,938
                                                                                       ------------  -------------
    Total cash and cash equivalents..................................................       41,602         7,685
  Interest bearing deposits with other banks.........................................       --               198
  Securities held to maturity (fair value of $7,245 and $6,693)......................        7,270         6,661
  Securities available for sale (amortized cost of $157,265 and $21,864).............      157,454        22,004
  Loans:
    Real estate mortgage.............................................................      128,026        11,675
    Real estate construction.........................................................       24,666         2,033
    Commercial.......................................................................      101,177        16,758
    Installment and other............................................................        7,186         2,184
                                                                                       ------------  -------------
      Gross loans....................................................................      261,055        32,650
    Less:  Deferred loan fees........................................................         (939)         (130)
           Allowance for loan losses.................................................       (5,393)         (854)
                                                                                       ------------  -------------
      Net loans......................................................................      254,723        31,666
  Premises and equipment.............................................................        5,780           610
  Other real estate owned............................................................        3,889           150
  Deferred tax assets, net...........................................................        3,983           440
  Taxes receivable...................................................................        3,553        --
  Goodwill...........................................................................       29,342        --
  Other assets.......................................................................        4,765           687
                                                                                       ------------  -------------
      Total assets...................................................................   $  512,361     $  70,101
                                                                                       ------------  -------------
                                                                                       ------------  -------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing..............................................................   $  150,694     $  19,931
    Interest bearing demand..........................................................      202,335        22,527
    Savings..........................................................................       19,457         4,633
    Time certificates of deposit of $100,000 or more.................................       39,334         3,502
    Time certificates of deposit less than $100,000..................................       31,164         8,149
                                                                                       ------------  -------------
      Total deposits.................................................................      442,984        58,742
  Notes payable......................................................................       11,000           132
  Accrued interest payable and other liabilities.....................................        4,249           230
                                                                                       ------------  -------------
    Total liabilities................................................................      458,233        59,104
                                                                                       ------------  -------------
  Shareholders' equity:
    Preferred stock, no par value, 5 million shares authorized, none issued
    Common stock, no par value, 100 million shares authorized 34,373,021 and
      8,228,436 issued and outstanding in 1996 and 1995..............................       58,709        16,500
    Accumulated deficit..............................................................       (4,716)       (5,454)
    Unrealized gain on investment securities available for sale, net of taxes........          135            83
    Deferred charge related to KSOP..................................................       --              (132)
                                                                                       ------------  -------------
      Total shareholders' equity.....................................................       54,128        10,997
                                                                                       ------------  -------------
      Total liabilities and shareholders' equity.....................................   $  512,361     $  70,101
                                                                                       ------------  -------------
                                                                                       ------------  -------------

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

                                                                        AMORTIZED   ESTIMATED
                                                                           COST     FAIR VALUE
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
HELD TO MATURITY
   Due in one year or less............................................  $      462  $      462
   Due after one year through five years..............................       5,528       5,519
   Due after five years through ten years.............................         290         298
   Due after ten years................................................         990         966
                                                                        ----------  ----------
                                                                        $    7,270  $    7,245
                                                                        ----------  ----------
                                                                        ----------  ----------
AVAILABLE FOR SALE
   Due in one year or less............................................  $   56,790  $   57,052
   Due after one year through five years..............................      93,183      93,081
   Due after five years through ten years.............................       1,570       1,557
   Due after ten years................................................       5,722       5,764
                                                                        ----------  ----------
                                                                        $  157,265  $  157,454
                                                                        ----------  ----------
                                                                        ----------  ----------

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

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1996       1995
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
    Real estate construction..........................................  $   24,666  $   2,033
    Real estate mortgage..............................................     128,026     11,675
    Commercial........................................................     101,177     16,758
    Installment.......................................................       7,186      2,184
                                                                         ----------  ---------
       GROSS LOANS....................................................     261,055     32,650
    Less:
       Deferred loan fees.............................................        (939)      (130)
       Allowance for loan losses......................................      (5,393)      (854)
                                                                         ----------  ---------
       NET LOANS.......................................................  $  254,723  $  31,666
                                                                         ----------  ---------
                                                                         ----------  ---------

    The amount of fixed-rate and variable rate loans and the maturities for each classification of loans as of December 31, 1996, is as follows:

                                                             ONE YEAR
                                                  ONE YEAR   THROUGH 5   OVER 5
                                                  OR LESS      YEARS      YEARS      TOTAL
                                                 ----------  ---------  ---------  ----------
                                                                (IN THOUSANDS)
    Real estate construction...................  $   22,832  $     559  $   1,275  $   24,666
    Real estate mortgage.......................      37,702     56,373     33,951     128,026
    Commercial.................................      45,507     31,426     24,244     101,177
    Installment................................       3,790      2,898        498       7,186
                                                 ----------  ---------  ---------  ----------
                                                 $  109,831  $  91,256  $  59,968  $  261,055
                                                 ----------  ---------  ---------  ----------
                                                 ----------  ---------  ---------  ----------
    Loans maturing after one year with:
      Fixed interest rates.....................              $  26,253  $  21,319
      Variable interest rate...................                 65,003     38,649
                                                             ---------  ---------
                                                             $  91,256  $  59,968
                                                             ---------  ---------
                                                             ---------  ---------

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

                                MONARCH BANCORP

NOTE 5 -- LOANS (CONTINUED)
    If the measurement of an impaired loan is less than the recorded amount of the loan, impairment is recognized through a valuation allowance with a corresponding charge to the provision for loan losses. At December 31, 1996 and 1995, impaired loans identified in accordance with SFAS No. 114 and the related specific loan loss allowances were as follows:

                                                                          1996
                                                        -----------------------------------------
                                                         RECORDED     ALLOWANCE FOR       NET
                                                        INVESTMENT     LOAN LOSSES    INVESTMENT
                                                        -----------  ---------------  -----------
                                                                     (IN THOUSANDS)
    With specific allowances...........................   $   2,799      $     541      $   2,258
    Without specific allowances........................       6,775         --              6,775
                                                        -----------         -----     -----------
      Total impaired loans.............................   $   9,574      $     541      $   9,033
                                                        -----------         -----     -----------
                                                        -----------         -----     -----------


                                                                          1995
                                                        -----------------------------------------
                                                         RECORDED     ALLOWANCE FOR       NET
                                                        INVESTMENT     LOAN LOSSES    INVESTMENT
                                                        -----------  ---------------  -----------
                                                                     (IN THOUSANDS)
    With specific allowances...........................   $   1,041      $     134      $     907
    Without specific allowances........................          11         --                 11
                                                        -----------         -----     -----------
      Total impaired loans.............................   $   1,052      $     134      $     918
                                                        -----------         -----     -----------
                                                        -----------         -----     -----------

    The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 was approximately $2,511 thousand and $1,298 thousand, respectively. Interest income on impaired loans of approximately $33 thousand and $97 thousand was recognized for cash payments in 1996 and 1995, respectively.

NOTE 6 -- PROPERTY AND EQUIPMENT

    The components of premises and equipment at December 31, were as follows:

                                                                               1996       1995
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
   Land and building.......................................................  $   3,892  $  --
   Furniture, fixtures and equipment.......................................      2,230      1,111
   Leasehold improvements..................................................        415         17
                                                                             ---------  ---------
                                                                                 6,537      1,128
   Less accumulated depreciation and amortization..........................        757        518
                                                                             ---------  ---------
                                                                             $   5,780  $     610
                                                                             ---------  ---------
                                                                             ---------  ---------

                                MONARCH BANCORP

NOTE 7 -- DEPOSITS

    At December 31, 1996, the scheduled contractual maturities of certificates of deposits are as follows (In thousands):

    1997...........................................................  $  63,637
    1998...........................................................      2,506
    1999...........................................................      2,119
    2000...........................................................      1,864
    2001 and thereafter............................................        372
                                                                     ---------
                                                                     $  70,498
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

NOTE 10 -- INCOME TAXES

    The components of the consolidated income tax expense (benefit) for the years ended December 31, 1996 and 1995 are as follows:

                                                                                  1996       1995
                                                                                ---------  ---------
                                                                                   (IN THOUSANDS)
    Current expense:
      Federal.................................................................  $     232  $  --
      State...................................................................        182          1
                                                                                ---------  ---------
                                                                                      414          1
    Deferred expense (benefit):
      Federal.................................................................        (64)       (90)
      State...................................................................          2       (407)
                                                                                ---------  ---------
                                                                                      (62)      (497)
                                                                                ---------  ---------
    Total income taxes........................................................  $     352  $    (496)
                                                                                ---------  ---------
                                                                                ---------  ---------

    The provision for income taxes differs from that which would result from applying the U.S. statutory rate of 34% as follows:

                                                                                 1996       1995
                                                                               ---------  ---------
                                                                                  (IN THOUSANDS)
    Federal income tax expense at statutory rate.............................  $     371  $      64
    Increase (reduction) in taxes resulting from:
      State income taxes, net of federal benefits............................        121         11
      Amortization of goodwill...............................................        170     --
      Valuation allowance....................................................       (374)      (591)
      Other, net.............................................................         64         20
                                                                               ---------  ---------
    Total income taxes.......................................................  $     352  $    (496)
                                                                               ---------  ---------
                                                                               ---------  ---------

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

                                MONARCH BANCORP

NOTE 12--RELATED PARTY TRANSACTIONS (CONTINUED)

    An analysis of the activity with respect to such loans to related parties is as follows for the years ended December 31:

                                                                               1996       1995
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
    Balance, January 1.....................................................  $     248  $     141
    Additions due to acquisitions..........................................        184     --
    New loans..............................................................        791        176
    Repayments.............................................................       (413)       (69)
                                                                             ---------  ---------
    Balance, December 31...................................................  $     810  $     248
                                                                             ---------  ---------
                                                                             ---------  ---------

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

    At December 31, the Company had the following commitments to extend credit:

                                                                          1996       1995
                                                                        ---------  ---------
                                                                           (IN THOUSANDS)
    Loan commitments..................................................  $  52,925  $   6,557
    Standby letters of credit.........................................      7,336         10
                                                                        ---------  ---------
                                                                        $  60,261  $   6,567
                                                                        ---------  ---------
                                                                        ---------  ---------

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum ratios based on average and risk weighted assets as set forth below. Actual capital ratios for the Company and the Banks as of December 31, 1996 are also shown in the table:

                                  ADEQUATELY      WELL                              COMPANY
                                  CAPITALIZED  CAPITALIZED   MONARCH    WESTERN   CONSOLIDATED
                                  -----------  -----------  ---------  ---------  ------------
Detailed computations of
  Tier 1 leverage capital
    ratio.......................       4.00%*        5.00%*     8.07%      6.05%        5.07%
  Tier 1 risk-based capital
    ratio.......................       4.00%*        6.00%*    13.64%     10.93%        9.05%
  Total risk-based capital......       8.00%*       10.00%*    14.89%     12.19%       10.30%

*  Greater than or equal to stated percentage.

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

                                MONARCH BANCORP

NOTE 17--CONDENSED (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

                                                                         YEAR ENDED DECEMBER 31,
                                                                         ----------------------
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

                                                                                         1996
                                                                                       ---------
   Net income            As reported.................................................  $     738
                         Pro forma...................................................        656

   Earnings per share    As reported.................................................  $    0.05
                         Pro forma...................................................       0.04

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

    At December 31, 1996 and 1995, there were also exercisable warrants outstanding of 1,195,812 and 411,421, respectively, and the weighted average exercise price of those warrants exercisable was $1.86 and $1.62, respectively. Of the warrants outstanding on December 31, 1996, 411,421 expire on September 30, 2000 and 784,391 expire on September 30, 2001."

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WESTERN BANCORP

                                By:            /s/ HUGH S. SMITH, JR.
                                     -----------------------------------------
                                                 Hugh S. Smith, Jr.
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                Date: June 30, 1997