Form 10-Q
period 1997-06-30
WESTERN BANCORP
filed 1997-08-14
CIK 721670

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
--------------------------------------------------------------------------------


                                     FORM 10 - Q


                X    QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
              ----         THE SECURITIES EXCHANGE ACT OF 1934.

                                           OR

                         TRANSITION REPORT PURSUANT TO SECTION
                  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE TRANSISTION PERIOD FROM         TO
                                                  -------    --------

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                    -------------

                            COMMISSION FILE NUMBER 0-13551
                                                   -------

                                   WESTERN BANCORP
                                   ---------------
                            (EXACT NAME OF REGISTRANT AS
                             SPECIFIED IN ITS CHARTER)

               CALIFORNIA                            95-38663296
    -------------------------------    ------------------------------------
    (STATE OF OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)


            4100 NEWPORT PLACE, SUITE 900, NEWPORT BEACH, CALIFORNIA 92660
            --------------------------------------------------------------
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                     REGISTRANT'S TELEPHONE NUMBER (714) 863-2300
                                                   --------------

    MONARCH BANCORP, 30000 TOWN CENTER DRIVE, LAGUNA NIGUEL, CALIFORNIA 92677
--------------------------------------------------------------------------------
 FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED FROM LAST REPORT

INDICATE BY CHECK (X) WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO
                                         ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS: INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF AUGUST 13, 1997 7,071,973.
---------

                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION
                                                                        Page
                                                                        ----

    Item 1. Financial Statements (unaudited). . . . . . . . . . . . . . . .3


         Consolidated Condensed Balance Sheets
         June 30, 1997 and December 31, 1996. . . . . . . . . . . . . . . .3

         Consolidated Condensed Statements of Income
         for three months and six months ended
         June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Condensed Statements of Cash Flow for the
         six months ended June 30, 1997 and 1996. . . . . . . . . . . . . .5

         Notes to Consolidated Financial Statements
         June 30, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . .6


    Item 2. Management's Discussion and Analysis of Operations.           10


PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .17

    Item 2.  Change in Securities. . . . . . . . . . . . . . . . . . . . .17

    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .17

    Item 4.  Submission of Matters to a Vote of Security Holders . . . . .17

    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .17

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

Part 1 - Financial Information

ITEM 1. FINANCIAL STATEMENTS

                                    WESTERN BANCORP
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands expect share data)
                                        ASSETS



                                                            June 30,  December 31,
                                                              1997       1996
                                                           --------   -----------
ASSETS:
Cash and due from banks                                    $ 57,656   $ 66,234
Federal funds sold                                           45,500     18,717
                                                           --------   --------
    TOTAL CASH & CASH EQUIVALENTS                           103,156     84,951

Securities:
 Federal Reserve Bank and Federal Home Loan Bank stock        3,325      3,234
 Securities held to maturity (Fair value of $6,902 and
   $7,245 at 6/30/97 and 12/31/96, respectively)              6,902      7,270
 Securities available for sale,
   at fair value (amortized cost of $198,301                198,383    245,724
   and $245,740 at 6/30/97 and 12/31/96, respectively)
                                                           --------   --------
    TOTAL SECURITIES                                        208,610    256,228
Net loans and leases                                        488,912    459,373
Property plant and equipment                                  6,880      7,215
Other real estate owned                                       7,026      6,546
Goodwill                                                     28,344     29,342
Other assets                                                 16,843     19,245
                                                           --------   --------
     TOTAL ASSETS                                           859,771    862,900
                                                           --------   --------
                                                           --------   --------

LIABILITIES AND SHAREHOLDERS EQUITY:

LIABILITIES:
Non-interest bearing deposits                             $ 269,662  $ 296,951
Interest bearing deposits                                   491,807    464,737
                                                           --------   --------
    TOTAL DEPOSITS                                          761,469    761,688
Borrowed funds                                               10,852     13,350
Accrued interest payable & other liabilities                  7,593      8,734
                                                           --------   --------
    TOTAL LIABILITIES                                       779,914    783,772

SHAREHOLDERS' EQUITY:
Preferred stock                                                   -          -
Common stock, no par value,
  authorized 100,000,000 shares: outstanding
  7,070,100 and 7,027,900 outstanding in 1997
  and 1996, respectively                                     73,379     73,588
Retained earnings                                             6,526      5,528
Unrealized net gains (losses) on investment
    securities available for sale, net of tax                  (48)         12
                                                           --------   --------
    TOTAL SHAREHOLDERS' EQUITY                               79,857     79,128
    TOTAL LIABILITIES
     & SHAREHOLDERS' EQUITY                                $859,771   $862,900
                                                           --------   --------
                                                           --------   --------

           See "Notes to Consolidated Condensed Financial Statements."

                                    WESTERN BANCORP
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT PER SHARE DATA)
                                      (UNAUDITED)

                                         For six months ended June 30, For three months ended June 30,
                                         ----------------------------  ------------------------------
                                                 1997        1996        1997         1996
                                             ---------     --------    --------     -------
INTEREST INCOME:
  Interest and fees on loans                  $ 22,846     $ 11,666    $ 11,563     $  6,110
  Interest on investment securities              6,541        3,077       3,184        1,746
  Interest on federal funds sold                   936        1,208         525          564
                                              --------     --------    --------     --------
        TOTAL INTEREST INCOME                   30,323       15,951      15,272        8,420

 INTEREST EXPENSE:
   Interest expense on deposits                  7,704        3,964       3,895        1,975
   Interest expense on other borrowings            484          131         202           72
                                              --------     --------    --------     --------
         TOTAL INTEREST EXPENSE                  8,188        4,095       4,097        2,047
                                              --------     --------    --------     --------
NET INTEREST INCOME:                            22,135       11,856      11,175        6,373
     Less: provision for loan and lease
      losses                                       750          805         375          455
                                              --------     --------    --------     --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  AND LEASE LOSSES                              21,385       11,051      10,800        5,918
NON-INTEREST INCOME:
    Services charges                             1,440          837         674          403
    Escrow fees                                    337          311         182          190
    Gain on sale of loans and other assets           -        1,003           -        1,003
    Securities gains                               337            -         230            -
    Other income                                   657          676         341          346
                                              --------     --------    --------     --------
      TOTAL NON-INTEREST INCOME                  2,771        2,827       1,427        1,942

NON-INTEREST EXPENSE:
    Salaries and benefits                        7,764        5,130       3,631        2,527
    Occupancy, furniture and equipment           2,200        1,516       1,117          847
    Advertising and business development           447          395         221          218
    Other real estate owned                         53         (252)          5         (357)
    Professional services                        1,294        1,470         491        1,120
    Telephone, stationery and supplies             785          516         388          269
    Goodwill amortization                          998            -         499            -
    Data processing                                666          260         340          138
    Customer services cost                         553          268         388          144
    Merger costs (a)                             3,404            -       3,404            -
    Other                                        1,928        1,168       1,126          470
                                              --------     --------    --------     --------
       TOTAL NON-INTEREST EXPENSE               20,092       10,471      11,610        5,376

    Income before income taxes                   4,064        3,407         617        2,484
    Income taxes                                 3,066        1,348       1,451          974
                                              --------     --------    --------     --------
        NET INCOME (LOSS)                     $    998     $  2,059    $   (834)    $  1,510
                                              --------     --------    --------     --------
                                              --------     --------    --------     --------
PER SHARE INFORMATION:
   Number of shares (weighted average)         7,303.2      3,969.1     7,301.5      3,969.1
   Income (loss) per share (dollars)          $   0.14     $   0.52    $  (0.11)    $   0.38


(a) Represents the costs associated with California Commercial Bankshares which was consummated on June 4, 1997.

            See "Notes to Consolidated Condensed Financial Statements."

                                    WESTERN BANCORP
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                       For six months period ended June 30,
                                                      ---------------------------------------
                                                           1997                      1996
                                                      -------------             -------------
CASH FLOW FROM OPERATING ACTIVITIES:

     Net income                                        $       998              $      2,059
     Adjustments to reconcile net income activites
       to net cash provided by operating:
     Loss (gain) on sale of securities available for
       sale                                                    (337)                       -
     Provision for loan and lease losses                        750                      805
     Goodwill amortization                                      998                        -
     Depreciation                                               340                      117
     Amortization of (discounts) and premiums on
       investment securities                                   (373)                     241
     Net increase (decrease) in accrued interest
       payable and other liabilities                         (1,141)                     586
     Net (increase) decrease in other assets                  2,402                     (120)
                                                       ------------             ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES             3,637                    3,688

CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of investment securities
       available for sale                                     8,414                        -
     Principal payments received on investment securities   109,018                   20,135
     Purchase of investment securities                      (69,164)                 (42,851)
     (Increase) decrease in net loans and leases            (30,289)                  (4,093)
     Additions to premises and equipment                         (5)                    (485)
     Reduction (additions) to other real estate owned          (480)                     424
                                                       ------------             ------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES            17,494                  (26,870)

Cash flow from financing activities:
      Cash recieved from exercise of options                    298                       70
      Common stock repurchased and retired                     (507)                       -
      Net increase (decrease) in deposits                      (219)                  26,672
      Additional borrowings                                   2,852                    2,350
      Repayments of borrowed funds                           (5,350)                  (2,351)
                                                       ------------             ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES            (2,926)                  26,741
                                                       ------------             ------------
Net increase in cash and cash equivalents                    18,205                    3,559

Cash and cash equivalents at the beginning of the
  period                                                     84,951                   81,234
                                                       ------------             ------------
Cash and cash equivalents at the end of the period     $    103,156             $     84,793
                                                       ------------             ------------
                                                       ------------             ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Property acquired through foreclosure                    7,116                      714
                                                       ------------             ------------
                                                       ------------             ------------
     Repayment of KSOP debt                                       -                       11
                                                       ------------             ------------
                                                       ------------             ------------
     Loans to facilitate                                      1,139                       37
                                                       ------------             ------------
                                                       ------------             ------------
     Increase (decrease) of unrealized gain on
       investment securities avaliable for sale,
       net of tax                                               (60)                    (338)
                                                       ------------             ------------
                                                       ------------             ------------
     Cash paid for interest                                   8,180                    4,231
                                                       ------------             ------------
                                                       ------------             ------------
     Cash paid for taxes                                        327                      687
                                                       ------------             ------------
                                                       ------------             ------------



            See "Notes to Consolidated Condensed Financial Statements"

                                         5

                                   WESTERN BANCORP
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1997


1. Western Bancorp (the "Company") is the holding company for National Bank of Southern California ("NBSC") and Western Bank ("Western" and together with NBSC, the "Banks"). The unaudited condensed consolidated financial statements of the Company and subsidiaries included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the consolidated financial statements for 1996 to conform to the 1997 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 1997, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan and lease losses, the carrying value of other real estate owned, and the deferred tax asset.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report Form 10-KSBA for the year ended December 31, 1996, as amended, California Commercial Bankshares' annual report filed on form 10-KA for the year ended December 31, 1996, as amended, and the Company's restated annual statements filed on Form 8-K on July 17, 1997.

2.  Completed Acquisitions

WESTERN BANK ACQUISITION: On September 30, 1996 the Company acquired, for cash, all of the issued and outstanding shares of Western, a state chartered bank located in West Los Angeles. Western has five offices, including its head office in Westwood. In connection with the acquisition Western began operating as a wholly-owned subsidiary of the Company.

The acquisition of Western was accounted for under the purchase method of accounting. As such, the results of operations for Western were included in the Company's results of operations beginning October 1, 1996.

CALIFORNIA COMMERCIAL BANKSHARES ACQUISITION: On December 18, 1997, the Company reached an agreement to merge with California Commercial Bankshares ("CCB"), a bank holding company operating in Orange County, California. The shareholders of the Company approved the acquisition on June 2, 1997 and the transaction was closed on June 4, 1997. Also on June 4, 1997, Monarch Bank, a wholly owned subsidiary of the Company, was merged into National Bank of Southern California ("NBSC"), a wholly owned subsidiary of CCB.

The acquisition of CCB was accounted for under pooling-of-interests accounting and all financial information presented has been restated for this combination.

3.  Pending Acquisitions

SC BANCORP ACQUISITION: On April 29, 1997, the Company entered into an agreement to merge with SC Bancorp ("SCB"), a bank holding company operating in Orange County and Los Angeles County, California. Regulatory approvals have been obtained, and pending shareholder approval, the merger is expected to be consummated in the fourth quarter of 1997. The exchange ratio is based on a $14.25 price for SCB common stock divided by the volume weighted average price of the Company's common stock for the twenty trading days which ended on July 28, 1997. This formula resulted in a weighted average price used for the exchange ratio of $31.28. As a result of this average price, upon closing, each share of SCB common stock will be exchanged for 0.4556 shares of the Company's common stock. It is also anticipated that Southern California Bank, a wholly owned subsidiary of SCB, will merge with NBSC with the resulting bank retaining the name of Southern California Bank.

SCB and the Company plan to use pooling-of-interests accounting for the merger.

SANTA MONICA BANK

On July 31, 1997, the Company announced an agreement to merge with Santa Monica Bank, a state chartered bank operating on the west side of Los Angeles County. Pending regulatory and shareholder approval, the merger is expected to be consummated in January of 1998. Shareholders of Santa Monica Bank will have the option to choose either $28 in cash or 0.875 shares of Company common stock for each share of Santa Monica common stock owned. A maximum of 50% of the Santa Monica shares will be exhanged for shares of stock of the Company. If more than 50% choose stock, those Santa Monica shareholders that chose stock will receive a prorated amount of cash and stock such that the stock percentage does not exceed 50%. If less than 40% of the consideration paid at the time of closing is in common stock of the Company, the Santa Monica shareholders will receive all cash.

This transaction will be accounted for under the purchase method of accounting.

The following tables show unaudited summary pro forma balance sheet information for these pending acquisitions as of December 31, 1996 and June 30, 1997 and unaudited summary pro forma income statement information for the six months ended June 30, 1997 and June 30, 1996. Pooling-of-interests accounting is used for this pro forma information for the SCB acquisition and purchase accounting is used for the Sanata Monica acquisition. Due to the use of purchase accounting, Santa Monica is included only in the balance sheet as of June 30, 1997 and the income statement information for the six month periods ended June 30, 1997 and June 30, 1996. The balance sheet and income statement adjustments shown below are based on management's estimates for costs associated with these transactions.

SUMMARY PRO FORMA BALANCE SHEET INFORMATION
(In thousands)

                                                                         As of June 30, 1997
                                                 ----------------------------------------------------------------------
                                                                                 Santa          Adjust-      Pro Forma
                                                  Western           SCB          Monica         ments         Combined
                                                  --------       --------       --------        -------      ----------
Total assets                                       859,771        507,894        672,574         78,165       2,118,404
Securities                                         208,610         75,581        141,239                        425,430
Loans, net                                         488,912        344,884        382,251         (1,322)      1,214,725
Goodwill                                            28,344          3,355           ---         120,722         152,421
Deposits                                           761,469        446,245        590,785           (154)      1,798,345
Shareholders' equity                                79,857         51,785         77,263         40,705         249,610

                                                                          As of December 31, 1996
                                                 ----------------------------------------------------------------------
                                                                                 Santa          Adjust-      Pro Forma
                                                  Western           SCB          Monica         ments         Combined
                                                  --------       --------       --------        -------      ----------
Total assets                                       862,900        476,013                       (1,083)       1,337,830
Securities                                         256,228         76,590                                       332,818
Loans, net                                         459,373        342,228                       (3,712)         797,889
Goodwill                                            29,342          3,626                                        32,968
Deposits                                           761,688        415,326                                     1,177,014
Shareholders' equity                                79,128         49,919                       (9,032)         120,015

SUMMARY PRO FORMA INCOME STATEMENT INFORMATION
(In thousands except per share data)

                                                                 For the six month period ended June 30, 1997
                                                   --------------------------------------------------------------------
                                                                                   Santa         Adjust-      Pro Forma
                                                   Western          SCB           Monica          ments        Combined
                                                   -------        -------        -------        --------      ---------
Net interest income and non-interest income         24,906         14,632         20,354          (2,591)       57,301
Provision for loan and lease losses                    750            650                                        1,400
Non interest expense                                20,092          9,790         11,686           4,336        45,904
Net income                                             998          2,447          5,664          (5,723)        3,386
Net income per share                               $  0.14        $  0.33        $  0.80                       $  0.23
Weighted average shares                              7,303          7,491          7,077                        15,027

                                                                 For the six month period ended June 30, 1996
                                                   --------------------------------------------------------------------
                                                                                   Santa         Adjust-      Pro Forma
                                                   Western          SCB           Monica          ments        Combined
                                                   -------        -------        -------        --------      ---------
Net interest income and non-interest income         14,683         13,827        18,796         (2,531)         44,775
Provision for loan and lease losses                    805           (470)         --                              335
Non interest expense                                10,471         11,397        13,476          4,336          39,680
Net income                                           2,059          1,683         4,106         (5,688)          2,160
Net income per share                               $  0.52        $  0.23        $ 0.58                        $  0.18
Weighted average shares                              3,969          7,474         7,077                         11,690


ITEM 2.  MANAGMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

FINANCIAL CONDITION

On June 4, 1997, the Company acquired CCB in a transaction accounted for using the pooling-of-interests method of accounting. As a result of the acquisition of CCB consolidated assets, total deposits and shareholders' equity increased by approximately $356.1 million, $324.8 million and $26.0 million, respectively (based on CCB's balance sheet at March 31, 1997). The following discussion and analysis of operations is presented on a restated basis, giving effect to the acquisition of CCB as a pooling-of-interests. In addition, the following presentation gives effect to the one for 8.5 reverse stock split which was effected on June 3, 1997.

Since December 31, 1996, the Company's total assets have remained approximately the same, however, net loans and leases have grown by $29,539,000, or 6.4% since December 31, 1996. This is partially offset by a $47,341,000 decrease in investments available-for-sale and a $18,205,000 increase in cash and cash equivalents. Also, deposits have remained the same from December 31, 1996 to June 30, 1997. The economy in Orange County and west Los Angeles is improving and the Company is planning to take advantage of this market growth. In addition, the Company has experienced significant improvements in normalized earnings for the six months and three months ended June 30, 1997 as compared to the same periods in 1996 resulting largely as a result of the Western and CCB acquisitions and a focus on controlling costs and centralizing operations:

                                                  For the six month period       For the three month period
                                                        ended June 30,                ended June 30,
                                                  ---------------------------------------------------------
                                                   1997            1996          1997           1996
                                                  ---------------------------------------------------------

Income per share                                   $   0.14        $  0.52        $  (0.11)     $    0.38

Income per share (dollars) before merger costs
  and goodwill amortization in 1997 and before
  gain on sale of loans in  1996                   $   0.69        $  0.37        $   0.37      $    0.23

Return on average assets                               0.24%          1.02%          -0.39%          1.51%

Return on average assets before merger costs and
  goodwill amortization in 1997
  and before gain on sale of loans in 1996             1.18%          0.72%           1.26%          0.90%

Return on average equity                                2.5%          12.6%           -4.1%          18.5%

Return on average equity before merger costs and
  goodwill amortization in 1997
  and before gain on sale of loans in 1996             12.4%           8.9%           13.2%          11.1%

Efficiency ratio before merger costs and goodwill
  amortization in 1997 and gain on sale of loans
  in 1996                                              63.0%          76.5%           61.2%          73.5%


RESULTS OF OPERATIONS

The acquisition of Western on September 30, 1996 was accounted for under the purchase method of accounting, and as a result Western's operations are included in the results of 1997, but are not part of the results in 1996.

As of June 30, 1997, the Company had consolidated total assets, total deposits and shareholders' equity of approximately $859.8 million, $761.5 million, and $79.9 million, respectively versus $862.9 million, $761.7 million, and $79.1 million at December 31, 1996, respectively. For the three months and six months ended June 30, 1997, the Company, on a consolidated basis, recorded a net loss of $834,000 and net income of approximately $998,000 versus net income of $1,510,000 and $2,059,000 for the same periods of 1996. While net income decreased substantially for the three and six months ended June 30, 1997 compared to fiscal 1996, normalized net income before goodwill amortization increased significantly. Without the amortization of goodwill of $998,000 and after tax merger costs of $3,009,000 in 1997 and before an after tax gain on sale of loans of $606,000 in 1996, net income for the six month periods would have been $5,005,000 and $1,453,000 in 1997 and 1996, respectively, or $0.69 and $0.37 per share, a growth of approximately 86%. Without the amortization of goodwill of $499,000 and after tax merger costs of $3,009,000 in 1997 and before an after tax gain on sale of loans of $606,000 in 1996, net income for the three month period would have been $2,674,000 and $904,000 in 1997 and 1996, respectively, or $0.37 and $0.23 per share, a growth of approximately 61%.

Operating profits for the Company and the Banks are dependent on renewed loan growth, controlling costs and continual efforts to prevent any unexpected loan losses which would require additions to the Allowance for loan and lease losses ("ALLL"). Demand for quality loans has increased in the Company's primary market areas, and the Company expects to take advantage of this increased demand, while maintaining its conservative credit standards. The Company's loan-to-deposit ratio, has increased from 58.9% as of December 31, 1996 to 64.2% as of June 30, 1997.

NET INTEREST INCOME

                                       For Six Months ended         For Three Months ended
                                              June 30,                     June 30,
                                     --------------------------------------------------------------


                                          1997          1996                1997          1996
                                          ----          ----                ----          ----
Average earning assets               $726,605,000   $373,083,000        $727,959,000   $382,184,000
Yield                                    8.41           8.60                8.41          8.84
Average interest bearing liabilities  468,254,000   $230,113,000        $475,790,000   $232,555,000
Cost                                     3.52           3.58                3.45          3.53
Spread                                   4.89           5.02                4.96          5.31
Net interest margin                      6.14           6.39                6.16          6.69



The $4,802,000 and $10,279,000 increase in net interest income for the comparative three months and six months ended June 30, 1997 and 1996, respectively, is due primarily to increases in the volume of earning assets mostly due to the acquisition of Western. For the six month periods, net interest margin decreased from 6.39% to 6.14% and the net interest spread decreased from 5.02% to 4.89%. This decline in net interest margin is a result of both the decrease in spread and the ratio of average earning assets to average interest bearing liabilities declining from 1.62 to 1.55 for the six month period ended June 30, 1996 to the six month period ended June 30, 1997.

The increase in interest income for the three and six months ended June 30, 1996 and the same periods of 1997 from approximately $8,420,000 to $15,272,000 and from $15,951,000 to $30,323,000, respectively, was due almost entirely to the increase in average earning assets for the three and six months ended June 30, 1996 and the same periods of 1997. Average earning assets for the three month periods ended June 30, 1996 and June 30, 1997 increased from approximately $382.2 million to $728.0 million, respectively, resulting mostly from the Western acquisition. Average earning assets for the six months periods ended June 30, 1996 and June 30, 1997 increased from approximately $373.1 million to $726.6 million, respectively, resulting mostly from the Western acquisition. For the same three and six month periods the average yield on earning assets decreased from 8.84% to 8.41% in 1996 and from 8.60% to 8.41% in 1997.

Interest expense increased for approximately $2,047,000 to $4,097,000 and from $4,095,000 to $8,188,000 for the three months and six months ended June 30, 1996 and June 30, 1997, respectively. This increase is mostly due to the volume increase in average interest bearing liabilities as a result of the Western acquisition. The average cost of funds declined from 3.58% to 3.52 for the six months ended June 30, 1997 compared to the same period in 1996. The average costs of funds declined from 3.53% to 3.45% for the three month periods ended June 30, 1996 and June 30, 1997, respectively. 32.4% of the Company's deposits are in non-interest bearing accounts.

PROVISION FOR LOAN LOSSES

During the six months ended June 30, 1997, approximately $1,258,000 in loans were charged to the Company's Allowance for Loan and Lease Losses ("ALLL") and approximately $359,000 of loans were recovered. The ratio of ALLL to total loans was 2.06% as of June 30, 1997 compared to 2.31% as of December 31, 1996. The decline in ratio was largely due to an increase in loans. Due to continued decline in nonperforming assets, an improved overall loan portfolio, the management believes that ALLL is adequate based on all currently available information.

NON-INTEREST INCOME

The following table shows the details of non-interest income (in thousands) for the three and six months ended June 30, 1997 (Note: due to purchase accounting Western Bank is not included in the 1996 numbers):

                                                             Three months ending June 30,
                                                --------------------------------------------------------
                                                                         1997                    1996
                                                --------------------------------------------
                                                  Western       The Company
                                                   Bank            NBSC       Consolidated    Consolidated
                                                -----------    ------------   ------------    ------------
Service charges                                 $       213    $       461    $       674     $      403
Escrow Fees                                               -            182            182            190
Gain on sale of loans and other assets                    -              -              -          1,003
Securities gains                                          -            230            230              -
Other income                                             96            245            341            346
                                                -----------    -----------    -----------     ----------
         Total non-interest income              $       309    $     1,118    $     1,427     $    1,942
                                                -----------    -----------    -----------     ----------
                                                -----------    -----------    -----------     ----------
                                                               Six months ending June 30,
                                                --------------------------------------------------------
                                                                         1997                    1996
                                                ------------------------------------------
                                                  Western       The Company
                                                    Bank          & NBSC      Consolidated    Consolidated
                                                -----------    ------------   ------------    ------------
Service charges                                  $       547    $       893     $    1,440     $     837
Escrow fees                                               -            337            337            311
Gain on sale of loans and other assets                    -              -              -          1,003
Securities gains                                        107            230            337              -
Other income                                            110            547            657            676
                                                -----------    -----------    -----------     ----------
         Total non-interest income              $       764    $     2,007    $     2,771     $    2,827
                                                -----------    -----------    -----------     ----------
                                                -----------    -----------    -----------     ----------

Non-interest income for the three months ended June 30, 1996 includes gain on sale of loans in the amount of $1,003,000 and June 30, 1997 includes gain on sale of securities in the amount of $230,000. If adjusted for these non-recurring items, the total non-interest income for the second quarter of 1997 increased by $258,000 which is approximately the amount of non-interest income of Western Bank.

Non-interest income for six months ended June 30, 1997 and 1996, if adjusted for the same non-recurring items as discussed above, increased by $610,000 which is approximately the amount of non-interest income of Western Bank for six months ended June 30, 1997.

NON-INTEREST EXPENSE

The following table shows the details of non-interest expense for the three and six months ended June 30, 1997 (in thousands) (Note: due to purchase accounting Western Bank results are not included in the 1996 number):

                                                                Three months ended June 30
                                                --------------------------------------------------------
                                                                           1997
                                                --------------------------------------------------------
                                                  Western       The Company
                                                    Bank          & NBSC      Consolidated       1996
                                                -----------    ------------   ------------    ----------

Salaries and benefits                            $    1,391    $     2,240    $     3,631     $    2,527
Occupancy                                               351            766          1,117            847
Advertising and business development                     70            151            221            218
Other real estate owned                                  46            (41)             5           (357)
Professional services                                   146            345            491          1,120
Telephone, stationery and supplies                      119            269            388            269
Goodwill amortization                                   499              -            499              -
Data processing                                         192            196            388            139
Customer services cost                                  160            180            340            143
Merger related costs                                      -          3,404          3,404              -
Other                                                   326            800          1,126            470
                                                -----------    -----------    -----------     ----------
         Total non-interest expense             $     3,300    $     8,310    $    11,610     $    5,376
                                                -----------    -----------    -----------     ----------
                                                -----------    -----------    -----------     ----------
Non-interest expense before goodwill
amortization and merger related costs           $     2,801    $     4,906    $     7,707     $    5,376
                                                -----------    -----------    -----------     ----------
                                                -----------    -----------    -----------     ----------

                                                                Six months ended June 30,
                                                --------------------------------------------------------
                                                                            1997
                                                --------------------------------------------------------
                                                  Western       The Company
                                                    Bank          & NBSC      Consolidated       1996
                                                -----------    ------------   ------------    ----------
Salaries and benefits                           $     2,931    $     4,833    $     7,764     $    5,130
Occupancy                                               676          1,524          2,200          1,516
Advertising and business development                    144            303            447            395
Other real estate owned                                  22             31             53           (252)
Professional services                                   248          1,046          1,294          1,470
Telephone, stationery and supplies                      217            568            785            516
Goodwill amortization                                   998              -            998              -
Data processing                                         306            360            666            260
Customer services cost                                  263            290            553            268
Merger related costs                                      -          3,404          3,404              -
Other                                                   590          1,338          1,928          1,168
                                                -----------    -----------    -----------     ----------
         Total non-interest expense             $     6,395    $    13,697    $    20,092     $   10,471
                                                -----------    -----------    -----------     ----------
                                                -----------    -----------    -----------     ----------
Non-interest expense before goodwill
amortization and merger related costs           $     5,397    $    10,293    $    15,690     $   10,471
                                                -----------    -----------    -----------     ----------
                                                -----------    -----------    -----------     ----------

Merger related costs include approximately $1,350,000 of investment banking fees, $923,000 of other professional and filing fees, and $1,131,000 of compensation related costs. The tax benefits for these costs are approximately $395,000.

Non-interest expense for the three and six months ended June 30, 1997 includes goodwill amortization in the amount of $499,000 and $998,000, respectively. Also included in the three months and six months ended June 30, 1996 non-interest expense is non-recurring merger related cost of $3,404,000. If adjusted for the above items the total non-interest expense increased by $2,331,000 for the three months ending June 30, 1997 compared to the same period in 1996 which was mostly due to expenses at Western Bank and efficiency improvements at the Company overall. Western Bank's non-interest expense net of amortization of goodwill was $2,801,000.

Non-interest expense for the six months ended June 30, 1997 increased by $9,621,000. If adjusted for the amortization of goodwill and merger related costs, the net increase was $5,219,000 due mostly to expenses at Western
Bank. Western Bank's and the Company's non-interest expense net of amortization of goodwill for the six months ended June 30, 1996 was $5,397,000.

The decrease in professional services from 1996 to 1997 for both the three month and six month periods is due mostly to the reduction in legal expenses associated with various litigations. The increase in other expense for the same periods consists of several smaller items.

CREDIT QUALITY AND ANALYSIS

The Company defines non-performing assets to include (i) loans on which it has ceased to accrue interest ("Nonaccrual Loans"), (ii) foreclosed real estate owned, and (iii) those loans whose terms have been modified such that the interest rates charged to the borrowers have been reduced to levels below the original contract rates and below market rates of interest at both the time of modification and the reporting date ("Modified Loans").

Planned workout arrangements are currently in place for all non-performing assets, and, unless there are any unexpected changes in the financial condition of the borrowers, management is not aware of any additional significant loss potential that has not already been included in the ALLL.

The following table show the historical trends in nonperforming assets and comparative key credit statistics at the Company (In thousands):


                                               June 30, 1997     December 31, 1996
                                              -------------      ------------------
Past due 90 days or more and still accruing     $     422             $    -

Nonaccrual loans                                $   7,375             $ 13,310
Other real estate owned                             7,026                6,546
                                                ---------             --------
   Nonperforming assets                         $  14,401             $ 19,856
                                                ---------             --------
                                                ---------             --------

Impaired loans - gross                          $   7,815             $ 13,940
Allocated reserves                                     44                  575
                                                ---------             --------
   Net investments in impaired loans            $   7,771             $ 13,365
                                                ---------             --------
                                                ---------             --------

ALLL                                            $  10,283             $ 10,810

Gross loans (net of unearned discount)          $ 499,195             $468,949

ALLL to loans                                        2.06%                2.31%
ALLL to nonaccrual loans                           139.43%               81.22%
ALLL to nonperforming assets                       71.40%                54.44%

Nonperforming assets to loans and OREO              2.84%                 4.18%


The Company has established a monitoring system for its loans in order to identify impaired loans, potential problem loans and to permit periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. The monitoring system and ALLL methodology have evolved over a period of years and loan classifications have been incorporated into the determination of the ALLL. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to the unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends and other inherent risk factors such as economic conditions, risk levels of particular loan categories, internal loan review and oversight, concentrations in the portfolio and changes in the quality of the lending staff of the Bank.

On June 30, 1997, the Company had approximately $7,815,000 of loans which were considered to be impaired, which decreased from $13,940,000 at December 31, 1996. There were allocated reserves of approximately $44,000 on these loans at June 30, 1997. Of these loans, $5,666,000 are on nonaccrual status.

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

Historically, the overall liquidity of the Company is based on its core deposit base. The Company has not relied on large denomination time deposits.

To meet short-term liquidity needs, the Company has maintained adequate balances in federal funds sold, certificates of deposits with other financial institutions and investments securities having maturities of five years or less. Liquid assets (cash, federal funds sold and investment securities available for sale) as a percent of total deposits are 39.6% and 43.4% as of June 30, 1997 and December 31, 1996, respectively.

REGULATORY MATTERS

The Regulatory Capital Guidelines as well as the actual capitalization for NBSC, Western and the Company as of June 30, 1997 follow:

                                                     Regulatory Requirements                                       Actual
                                    -----------------------------------------------------------------------------------------------
                                               Adequately                     Well                           Western     Company
                                              Capitalized                  Capitalized                NBSC     Bank    Consolidated
                                      (Greater than or equal to)      (Greater than or equal to)
                                    ------------------------------  -------------------------------  ------  --------  ------------
Detailed computations of
   Tier 1 leverage capital ratio                             4.00%                            5.00%    7.52%     7.20%       5.99%
   Tier 1 risk-based capital ratio                           4.00%                            6.00%   10.46%    12.17%       9.42%
   Total risk-based capital                                  8.00%                           10.00%   11.71%    13.43%      10.67%


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1997 Annual Meeting of Shareholders on June 2, 1997. There were 34,373,017 issued and outstanding shares of Common Stock of the Company on April 21, 1997, the Record Date for the Annual Meeting. All share counts indicated below are prior to the 8.5 to 1 reverse stock split approved by the shareholders at this meeting.

At the Annual Meeting, the following actions were taken:

The following directors were elected. The following chart indicates the number of shares cast for each elected director:

    Rice E. Brown                      27,286,801
    Joseph J. Digange                  27,314,801
    John M. Eggemeyer                  27,314,277
    John W. Rose                       27,314,277
    Hugh S. Smith, Jr.                 27,314,801
    Matthew P. Wagner                  27,314,801
    Dale E. Walter                     27,314,801


Approval of the principal terms of the Amended and Restated Agreement and Plan of Merger, dated as of December 19, 1996, by and between the Company and California Commercial Bankshares ("CCB"):

    FOR                                28,781,620
    AGAINST                                 2,515
    ABSTAIN                                 1,593
    BROKER NON VOTES                      425,811

Approval of an ammendment to the Company's Ammended Articles of Incorporation to effect a one for 8.5 reverse stock split of the common stock of the Company:

    FOR                                29,177,625
    AGAINST                                 3,480
    ABSTAIN                                15,079
    BROKER NON VOTES                       15,355

Item 6.  Exhibits and Reports on Form 8-K

             (a) EXHIBITS:

EXHIBIT
NUMBER       DESCRIPTION
------

2.1 Agreement and plan of Merger, dated as of April 29, 1997, between Western Bancorp and SC Bancorp (Exhibit 99.1 of Western Bancorp's Schedule 13D, dated May 9, 1997 incorporated by reference)

2.2 Agreement and plan of Merger, dated as of July 30, 1997, by and among Western Bancorp, Western Bank and Santa Monica Bank

3.1          Restated Articles of Incorporation of Western Bancorp (Exhibit
             3.6 of Registration Statement No. 333-26915 incorporated by reference)

3.2 Bylaws of Western Bancorp (Exhibit 3.2 of Registration Statement No. 2-84426 incorporated by reference)

3.4 Amended Bylaws of Western Bancorp approved on October 19, 1988 (Exhibit 3.4 of 12/31/89 Annual Report on Form 10-K incorporated by reference)

3.5 Amended Bylaws of Western Bancorp approved on February 29, 1996 (Exhibit 3.5 of 12/31/95 Annual Report on Form 10-KSB incorporated by reference)

10.1 Stock Option Agreement, dated as of April 29, 1997, between Western Bancorp and SC Bancorp (Exhibit 99.2 of Western Bancorp's
             Schedule 13D, dated May 9, 1997 incorporated by reference)

11.1 Computation of Per Share Earnings (see "Consolidated Condensed Statements of Income" contained in Item 1 of Western Bancorp's 6/30/97 Quarterly Report on Form 10-Q)

27.1         Financial Data Schedule

             (b) REPORTS ON FORM 8-K:


On April 14, 1997, the Company filed a Current Report on Form 8-K announcing first quarter earnings.

On May 2, 1997, the Company filed a Current Report on Form 8-K announcing the signing of a definitive agreement to acquire SC Bancorp.

On June 19, 1997, the Company filed a Current Report on Form 8-K announcing the completion of the acquisition of California Commercial Bankshares and announcing the results of the shareholder vote described in Item 4 above.

On July 17, 1997, the Company filed a Current Report on Form 8-K which included the restated financial statements for the merger of the Company with CCB and announcing second quarter earnings.

On August 11, 1997, the Company filed a Current Report on Form 8-K announcing the signing of a definitive agreement to acquire Santa Monica Bank, the receipt of regulatory approval for the SC Bancorp acquisition and the establishment of a final exchange ratio for the SC Bancorp acquisition.

                                      SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WESTERN BANCORP


Date: August 14, 1997                  /s/ HUGH S. SMITH, JR.
                                       -------------------------------------
                                       Hugh S. Smith, Jr.
                                       Chairman and Chief Executive Officer

Date: August 14, 1997                  /s/ ARNOLD C. HAHN
                                       -------------------------------------
                                       Arnold C. Hahn
                                       Chief Financial Officer