Form 10-Q
period 1997-09-30
WESTERN BANCORP
filed 1997-11-13
CIK 721670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-13551

                            ------------------------

                                WESTERN BANCORP

             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                               95-3863296
  (State or other jurisdiction of                                 (I.R.S. Employer
  incorporation or organization)                                   Identification
                                                                      Number)

                         4100 NEWPORT PLACE, SUITE 900,
                        NEWPORT BEACH, CALIFORNIA 92660
                    (Address of principal executive offices)

                  Registrant's telephone number (714) 863-2300

                                MONARCH BANCORP,
                            30000 Town Center Drive,
                        Laguna Niguel, California 92677

   (Former name, former address and former fiscal year if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    /X/      No    / /

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1997 10,633,224

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION                                                                  PAGE
                                                                                             ---------

           Item 1.    Financial Statements (unaudited) Condensed Consolidated Balance
                        Sheets September 30, 1997 and December 31, 1996....................          3

                      Condensed Consolidated Statements of Income for three months and nine
                        months ended September 30, 1997 and 1996...........................          4

                      Condensed Consolidated Statements of Cash Flows for the nine months
                        ended September 30, 1997 and 1996..................................          5

                      Notes to Condensed Consolidated Financial Statements September 30,
                        1997...............................................................          7

           Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..............................................         11

PART II--OTHER INFORMATION

           Item 1.    Legal Proceedings....................................................         19

           Item 2.    Change in Securities.................................................         19

           Item 3.    Default Upon Senior Securities.......................................         19

           Item 4.    Submission of Matters to a Vote of Security Holders..................         19

           Item 5.    Other Information....................................................         19

           Item 6.    Exhibits and Reports on Form 8-K.....................................         19

SIGNATURES.................................................................................         20

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                                                         (IN THOUSANDS, EXCEPT
                                                                                            PER SHARE DATA)
ASSETS:
Cash and due from banks.............................................................   $    73,194    $   66,234
Federal funds sold..................................................................        44,000        18,717
                                                                                      -------------  ------------
    Total cash and equivalents......................................................       117,194        84,951
Federal Reserve Bank and Federal Home Loan Bank stock, at cost......................         3,367         3,234
Securities held to maturity (Fair value of $5,404 and 7,245 at 9/30/97 and 12/31/96,
  respectively).....................................................................         5,365         7,270
Securities available for sale, at fair value
  (Amortized cost of $171,728 and $245,740 at 9/30/97 and 12/31/96, respectively)...       172,080       245,724
                                                                                      -------------  ------------
    Total securities................................................................       180,812       256,228
Net loans...........................................................................       512,532       459,373
Property, plant and equipment.......................................................         6,961         7,215
Other real estate owned.............................................................         8,034         6,546
Goodwill............................................................................        27,845        29,342
Other assets........................................................................        13,745        19,245
                                                                                      -------------  ------------
    Total assets....................................................................   $   867,123    $  862,900
                                                                                      -------------  ------------
                                                                                      -------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Non-interest bearing deposits.......................................................   $   291,559    $  296,951
Interest bearing deposits...........................................................       470,505       464,737
                                                                                      -------------  ------------
    Total deposits..................................................................       762,064       761,688
Borrowed funds......................................................................        16,055        13,350
Accrued interest payable and other liabilities......................................         7,795         8,734
                                                                                      -------------  ------------
    Total liabilities...............................................................       785,914       783,772

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5 million shares authorized, none issued.............       --             --
Common stock, no par value,
  Authorized 100,000,000 shares: 7,077,789 and 7,027,885 outstanding in 1997 and
  1996, respectively................................................................        73,489        73,588
Retained earnings...................................................................         7,485         5,528
Unrealized gains on securities Available for sale, net of taxes.....................           235            12
                                                                                      -------------  ------------
    Total shareholders' equity......................................................        81,209        79,128
                                                                                      -------------  ------------
    Total liabilities and shareholders' equity......................................   $   867,123    $  862,900
                                                                                      -------------  ------------
                                                                                      -------------  ------------

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                          NINE MONTHS ENDED     THREE MONTHS ENDED
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                         --------------------  --------------------
                                                                           1997      1996(1)     1997      1996(1)
                                                                         ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
Interest and fees on loans.............................................  $  35,509  $  17,553  $  12,663  $   5,887
Interest on investment securities......................................      9,487      4,917      2,946      1,840
Interest on federal funds sold.........................................      1,516      1,735        580        527
                                                                         ---------  ---------  ---------  ---------
  Total interest income................................................     46,512     24,205     16,189      8,254
INTEREST EXPENSE:
Interest expense on deposits...........................................     11,751      6,122      4,047      2,158
Interest expense on other borrowings...................................        695        199        211         68
                                                                         ---------  ---------  ---------  ---------
  Total interest expense...............................................     12,446      6,321      4,258      2,226
                                                                         ---------  ---------  ---------  ---------
NET INTEREST INCOME:                                                        34,066     17,884     11,931      6,028
Less: provision for loan and lease losses..............................      1,125        865        375         60
                                                                         ---------  ---------  ---------  ---------
Net interest income after provision for Loan and lease losses..........     32,941     17,019     11,556      5,968
NON-INTEREST INCOME:
Service charges........................................................      2,111      1,317        671        480
Escrow fees............................................................        551        564        214        253
Gain (loss) on sale of loans...........................................     --            665     --           (338)
Securities gains.......................................................        342     --         --         --
Other income...........................................................      1,006        920        354        244
                                                                         ---------  ---------  ---------  ---------
  Total non-interest income............................................      4,010      3,466      1,239        639
NON-INTEREST EXPENSE:
Salaries and benefits..................................................     11,735      7,383      3,971      2,253
Occupancy, furniture and equipment.....................................      3,178      2,174        978        658
Advertising and business development...................................        695        566        188        171
Other real estate owned................................................        310       (191)       257         61
Professional services..................................................      2,053      2,147        759        677
Telephone, postage, stationery and supplies............................      1,124        800        339        284
Goodwill amortization..................................................      1,497     --            499     --
Data processing for company............................................      1,013        460        347        200
Customer services cost.................................................        858        434        305        166
Merger costs (2).......................................................      3,404     --         --         --
Other..................................................................      2,399      2,273        531      1,105
                                                                         ---------  ---------  ---------  ---------
  Total non-interest expense...........................................     28,266     16,046      8,174      5,575
                                                                         ---------  ---------  ---------  ---------
Income before income taxes.............................................      8,685      4,439      4,621      1,032
Income taxes...........................................................      5,171      1,774      2,105        426
                                                                         ---------  ---------  ---------  ---------
  Net income...........................................................  $   3,514  $   2,665  $   2,516  $     606
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Number of shares (weighted average)....................................    7,290.6    3,984.0    7,285.9    3,983.4
Income per share (dollars).............................................  $    0.48  $    0.67  $    0.35  $    0.15

------------------------

(1) Western Bank was acquired on September 30, 1996. Accordingly, Western Bank's operating results are not included in the amounts for the 1996 periods.

(2) Represents the costs associated with the acquisition of California Commercial Bankshares, which was consummated on June 4, 1997.

      See "Notes to Condensed Unaudited Consolidated Financial Statements"

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                           -----------------------
                                                                                              1997        1996
                                                                                           ----------  -----------
                                                                                               (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income...............................................................................  $    3,514  $     2,665
Adjustments to reconcile net income activities to net cash provided by operations:
  (Gain) on sale of securities available for sale........................................        (342)     --
  Loss (gain) on sale of other real estate owned.........................................        (163)        (570)
  Provision for loan and lease losses....................................................       1,125          865
  Provision for selling expenses of other real estate owned..............................         129           82
  Goodwill amortization..................................................................       1,497      --
  Termination of KSOP....................................................................      --              121
  Depreciation...........................................................................         766          456
  Amortization of (discounts) and premiums on investment securities......................        (370)         300
  (Decrease) in unearned lease income....................................................        (103)         (30)
  Net increase (decrease) in accrued interest payable and other liabilities..............        (940)       1,553
  Net (increase) decrease in other assets................................................       5,500          (17)
                                                                                           ----------  -----------
    Net cash provided by operating activities............................................      10,613        5,425
CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available for sale...........................       8,465      --
Principal payments received on investment securities available for sale..................     135,109       34,112
Principal payments received on investment securities held to maturity....................       1,905        2,910
Purchase of investment securities available for sale.....................................     (69,128)     (69,674)
Purchase of investment securities held to maturity.......................................      --           (4,668)
Purchase of FRB stock....................................................................      --             (212)
Proceeds from sale of fixed assets.......................................................         103            8
(Increase) in net loans and leases.......................................................     (63,673)     (19,501)
Recoveries of loans and investment in lease..............................................         786          328
(Additions) to premises and equipment....................................................        (615)        (911)
Reductions to other real estate owned....................................................       7,252        2,128
Termination of KSOP......................................................................      --              121
Increase in assets and liabilities assumed due to the acquisition of Western Bank
  (Increase) in investments available for sale...........................................      --         (134,397)
  (Increase) in investments held to maturity.............................................      --             (985)
  (Increase) in loans....................................................................      --         (198,418)
  (Increase) in other assets.............................................................      --          (15,512)
  (Increase) in premises and equipment...................................................      --           (5,099)
  Increase in deposits...................................................................      --          353,030
  Increase in other liabilities..........................................................      --            3,913
  Excess of price paid over net assets acquired..........................................      --          (29,892)
                                                                                           ----------  -----------
    Net cash provided by investing activities............................................      20,204      (82,719)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                           -----------------------
                                                                                              1997        1996
                                                                                           ----------  -----------
                                                                                               (IN THOUSANDS)
CASH FLOW FROM FINANCING ACTIVITIES:
Cash received from exercise of options...................................................         416          131
Proceeds from issuance of common stock...................................................      --           42,213
Common stock repurchased and retired.....................................................        (515)     --
Dividends declared.......................................................................      (1,556)     --
Net increase in deposits.................................................................         376       20,847
Additional borrowings....................................................................      10,505       11,000
Repayment of borrowed funds..............................................................      (7,800)        (133)
                                                                                           ----------  -----------
    Net cash provided by financing activities............................................       1,426       74,058
Net increase (decrease) in cash and cash equivalents.....................................      32,243       (3,236)
Cash and cash equivalents at the beginning of the period.................................      84,951       81,234
                                                                                           ----------  -----------
Cash and cash equivalents at the end of the period.......................................  $  117,194  $    77,998
                                                                                           ----------  -----------
                                                                                           ----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Property acquired through foreclosure....................................................  $    8,848  $     2,076
                                                                                           ----------  -----------
                                                                                           ----------  -----------
Loans to facilitate the sale of OREO.....................................................       4,292        1,037
                                                                                           ----------  -----------
                                                                                           ----------  -----------
Repayment of KSOP debt...................................................................      --               11
                                                                                           ----------  -----------
                                                                                           ----------  -----------
Increase (decrease) of unrealized gain on securities available for sale, net of tax......         376         (537)
                                                                                           ----------  -----------
Cash paid for interest...................................................................      12,345        5,185
                                                                                           ----------  -----------
                                                                                           ----------  -----------
Cash paid for taxes......................................................................         327        1,139
                                                                                           ----------  -----------
                                                                                           ----------  -----------

     See "Notes to Condensed Unaudited Consolidated Financial Statements."

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

NOTE 1--BASIS OF PRESENTATION

    Western Bancorp (the "Company") is the holding company for National Bank of Southern California ("NBSC"), Western Bank ("Western" and together with NBSC, the "Banks") and Venture Partners. The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the condensed consolidated financial statements for 1996 to conform to the 1997 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

    The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan and lease losses, the carrying value of other real estate owned, and the deferred tax asset.

    These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSBA, for the year ended December 31, 1996, as amended, California Commercial Bankshares' Annual Report filed on Form 10-K/A, for the year ended December 31, 1996, as amended, SC Bancorp's Annual Report filed on Form 10-K/A (as described more fully below, SC Bancorp was acquired by the Company on October 10, 1997), for the year ended December 31, 1996, as amended, and the Company's supplemental consolidated financial statements for the years ended December 31, 1996, 1995 and 1994 and the notes thereto filed on Form 8-K on October 24, 1997.

NOTE 2--COMPLETED ACQUISITIONS

  WESTERN BANK ACQUISITION

    On September 30, 1996, the Company acquired, for cash, all of the issued and outstanding shares of Western, a state chartered bank located in west Los Angeles. Western has five offices, including its head office in Westwood. In connection with the acquisition, Western began operating as a wholly-owned subsidiary of the Company. The acquisition of Western was accounted for under the purchase method of accounting. As such, the results of operations for Western were included in the Company's results of operations, beginning October 1, 1996.

  CALIFORNIA COMMERCIAL BANKSHARES ACQUISITION

    On December 19, 1996, the Company reached an agreement to merge with California Commercial Bankshares ("CCB"), a bank holding company operating in Orange County, California. The shareholders of the Company approved the acquisition on June 2, 1997, and the transaction was closed on June 4, 1997. The Company issued approximately 3,043,200 shares of common stock of the Company ("Company Common Stock") to the CCB stockholders based upon an exchange ratio of one (after giving effect to a

                               SEPTEMBER 30, 1997

NOTE 2--COMPLETED ACQUISITIONS (CONTINUED) reverse stock split of 1 for 8.5 effective June 3, 1997). Also on June 4, 1997, Monarch Bank ("Monarch"), a wholly-owned subsidiary of the Company prior to the merger with CCB, was merged with and into NBSC, a wholly-owned subsidiary of CCB prior to the acquisition of CCB. References to NBSC include Monarch unless indicated otherwise. The acquisition of CCB was accounted for under the pooling-of-interests method of accounting, and all financial information presented has been restated for this combination.

  SC BANCORP ACQUISITION

    On April 29, 1997, the Company entered into an agreement to merge (the "SCB Merger") with SC Bancorp ("SCB"), a bank holding company operating in Orange, San Diego and Los Angeles counties in California. The shareholders of SCB and the Company approved the SCB Merger on October 10, 1997, and the SCB Merger was completed on that date. The exchange ratio was 0.4556 shares of the company common Stock issued for each share of common stock. Approximately 3,555,500 shares of Company Common Stock (before adjustments for fractional shares) were issued as part of the SCB Merger. The Company has also submitted applications to the appropriate regulatory authorities to merge NBSC with and into Southern California Bank, a wholly-owned subsidiary of SCB prior to the SCB Merger.

    The SCB Merger was accounted for under the pooling-of-interests method of accounting. Since this acquisition was consummated after September 30, 1997, the financial information has not been restated in this Quarterly Report on Form 10-Q.

NOTE 3--PENDING ACQUISITION OF SANTA MONICA BANK

    On July 30, 1997, the Company and Santa Monica Bank ("SMB") entered into a definitive agreement for the merger of SMB with a subsidiary of the Company, subject to approval by the banking regulators and shareholders of both companies (the "SMB Merger"). Upon the SMB Merger becoming effective, each share of common stock, $3.00 par value, of SMB (the "SMB Common Stock") issued and outstanding at the time (other than (a) shares that have not been voted in favor of the approval of the principal terms of the Merger and with respect to which dissenters' rights have been perfected in accordance with the California General Corporation Law and (b) shares held directly or indirectly by the Company other than shares held in a fiduciary capacity or in satisfaction of a debt previously contracted) will be converted into the right to receive either (i) $28.00 in cash (the "Cash Consideration") or (ii) 0.875 shares of Company Common Stock (the "Stock Consideration"). Each holder of SMB Common Stock may elect to, and may, receive the Cash Consideration and, if the number of holders of SMB Common Stock electing to receive the Cash Consideration, is so great as to prevent a tax-free reorganization, all the holders of SMB Common Stock shall receive the Cash Consideration. If the value of shares of holders of SMB Common Stock electing to receive the Cash Consideration is such as to permit a tax-free reorganization, the remaining holders of SMB Common Stock shall receive the Stock Consideration subject to the limitation that no more than 50% of the outstanding shares of SMB Common Stock shall be converted into the right to receive Stock Consideration and that in the event that holders of SMB Common Stock elect to receive the Stock Consideration in exchange for more than 50% of the outstanding shares of SMB Common Stock, the holders of SMB Common Stock electing Stock Consideration shall receive both cash and stock on a pro rata basis, subject to the option of the Company to increase the Stock Consideration.

    The SMB Merger is expected to be accounted for using the purchase method of accounting. At September 30, 1997, SMB had total assets, deposits, shareholders' equity and number of share of SMB Common Stock outstanding of $664 million, $580 million, $79 million and 7.1 million, respectively; these

                               SEPTEMBER 30, 1997

NOTE 3--PENDING ACQUISITION OF SANTA MONICA BANK (CONTINUED) amounts were not audited in connection with the preparation of these consolidated financial statements. For the nine months ended September 30, 1997, SMB reported net income and net income per share of approximately $8.0 million and $1.13, respectively; these amounts were not audited in connection with the preparation of these consolidated financial statements.

NOTE 4--UNAUDITED SUMMARY PRO FORMA DATA

    The following tables show unaudited summary pro forma balance sheet and income statement information for the SCB Merger consummated on October 10, 1997 and for the pending SMB Merger. Pooling-of-interests accounting is used for the pro forma information presented for the SCB Merger and purchase accounting is used for the pro forma information presented for the SMB Merger. SMB is included only in the balance sheet as of September 30, 1997, and the income statement information for the nine months periods ended September 30, 1997 and September 30, 1996. The balance sheet and income statement adjustments shown below are based on management's estimates, for pro forma presentation, of costs and, in the case of the SMB Merger, the fair value adjustments associated with these transactions. The Company's cost estimates are forward-looking. Readers are cautioned that the type and amount of actual costs incurred could vary materially from these estimates if future developments differ from the underlying assumptions used by management in determining the current estimate of these costs.

    The unaudited summary pro forma balance sheet information is not necessarily indicative of the actual financial position that would have existed had the SMB Merger or the SCB Merger been consummated on September 30, 1997 or December 31, 1996, or that may exist in the future. The unaudited summary pro forma income statement information is not necessarily indicative of the results that would have occurred had either the SMB Merger or the SCB Merger been consummated on the dates indicated or that may be achieved in the future. Assuming the consummation of the SMB Merger, the actual financial position and results of operations will differ, perhaps significantly, from the pro forma amounts reflected herein because of a variety of factors, including changes in value and changes in operating results between the dates of the proforma financial data and the date on which the SMB Merger takes place.

  UNAUDITED SUMMARY PRO FORMA BALANCE SHEET INFORMATION

                                                                       AS OF SEPTEMBER 30, 1997
                                                     ------------------------------------------------------------
                                                                               SANTA      ADJUST-     PRO FORMA
                                                      WESTERN       SCB        MONICA      MENTS       COMBINED
                                                     ----------  ----------  ----------  ----------  ------------
                                                                            (IN THOUSANDS)
Total assets.......................................  $  867,123  $  502,692  $  663,522  $   81,722  $  2,115,059
Securities.........................................     180,812      63,451     150,282      --           394,545
Loans and leases, net..............................     512,532     346,591     375,866       2,390     1,237,379
Goodwill...........................................      27,845       3,220      --         119,108       150,173
Deposits...........................................     762,064     437,344     579,633        (154)    1,778,887
Shareholders' equity...............................      81,209      53,318      78,877      49,024       262,428

                               SEPTEMBER 30, 1997

NOTE 4--UNAUDITED SUMMARY PRO FORMA DATA (CONTINUED)

                                                                                 AS OF DECEMBER 31, 1996
                                                                ----------------------------------------------------------
                                                                                                    ADJUST-    PRO FORMA
                                                                            WESTERN       SCB        MENTS      COMBINED
                                                                           ----------  ----------  ---------  ------------
                                                                                           (IN THOUSANDS)
Total assets..................................................             $  862,900  $  476,013  $   1,088  $  1,340,001
Securities....................................................                256,228      76,590     --           332,818
Loans and leases, net.........................................                459,373     342,228     --           801,601
Goodwill......................................................                 29,342       3,626     --            32,968
Deposits......................................................                761,688     415,326     --         1,177,014
Shareholders' equity..........................................                 79,128      49,919     (6,861)      122,186

  UNAUDITED SUMMARY PRO FORMA INCOME STATEMENT INFORMATION

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                            -------------------------------------------------------
                                                                                    SANTA     ADJUST-    PRO FORMA
                                                             WESTERN      SCB      MONICA      MENTS     COMBINED
                                                            ---------  ---------  ---------  ---------  -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net interest income and non-interest income...............  $  38,076  $  22,203  $  30,891  $  (3,440)  $  87,730
Provision for possible loan and lease losses..............      1,125      1,000     --         --           2,125
Non interest expense......................................     28,266     14,338     18,531      6,423      67,558
Net income................................................      3,514      4,014      8,022     (8,242)      7,308
Net income per share......................................  $    0.48  $    0.54  $    1.13              $    0.48
Weighted average shares...................................      7,291      7,494      7,077                 15,302

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                            -------------------------------------------------------
                                                                                    SANTA     ADJUST-    PRO FORMA
                                                             WESTERN      SCB      MONICA      MENTS     COMBINED
                                                            ---------  ---------  ---------  ---------  -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net interest income and non-interest income...............  $  21,350  $  20,704  $  28,534  $  (3,440)  $  67,148
Provision for possible loan and lease losses..............        865       (470)    --         --             395
Non interest expense......................................     16,046     16,131     19,536      6,423      58,136
Net income................................................      2,665      2,933      6,751     (8,242)      4,107
Net income per share......................................  $    0.67  $    0.39  $    0.95              $    0.34
Weighted average shares...................................      3,984      7,474      7,077                 11,996

ITEM 2-- MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following tables and data set forth statistical information relating to the Company as of September 30, 1997 and for the three and nine months ended September 30, 1997. This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements as of September 30, 1997 and December 31, 1996 and for the three and nine month periods ended September 30, 1997 and September 30, 1996.

    On June 4, 1997, the Company acquired CCB in a transaction accounted for using the pooling-of-interest method of accounting. As a result of the acquisition of CCB, consolidated assets, total deposits and shareholders' equity increased by approximately $356.1 million, $324.8 million and $26.0 million, respectively (based on CCB's balance sheet at March 31, 1997). The following discussion and analysis of financial condition and results operations is presented on a restated basis, giving effect to the acquisition of CCB as a pooling-of-interests. In addition, the following presentation gives effect to the one for 8.5 reverse stock split which was effected on June 3, 1997.

FINANCIAL CONDITION

    Since December 31, 1996, the Company's total assets have remained approximately the same, however, net loans and leases have grown by $53.2 million, or 11.6% since December 31, 1996 and federal funds sold have grown by $25.3 million over the same period. The increase in loans and federal funds sold was offset by a decrease in investment securities available for sale of $73.6 million. Also, deposits have remained approximately the same from December 31, 1996 to September 30, 1997.

    The Company has experienced significant improvement in earnings before goodwill amortization, merger costs (after tax) and gains (losses) on sales of loans (after tax) ("Normalized" earnings) for the nine months and three months ended September 30, 1997 as compared to the same periods in 1996 resulting largely from the Western and CCB acquisitions, a focus on controlling costs and centralized operations:

                                                                       NINE MONTHS ENDED     THREE MONTHS ENDED
                                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                                      --------------------  --------------------
                                                                        1997       1996       1997       1996
                                                                      ---------  ---------  ---------  ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
PER SHARE INFORMATION:
  Number of shares (weighted average)...............................    7,290.6    3,984.0    7,285.9    3,983.4
  Income per share (dollars)........................................  $    0.48  $    0.67  $    0.35  $    0.15
  Normalized income per share.......................................  $    1.10  $    0.57  $    0.41  $    0.20

PROFITABILITY MEASURES:
  Return on average assets..........................................       0.55%      0.84%      1.17%      0.55%
  Normalized return on average assets...............................       1.30%      0.72%      1.45%      0.73%
  Return on average equity..........................................        5.8%      10.7%      12.3%       7.0%
  Normalized return on average equity...............................       13.2%      10.7%      12.3%       7.0%

RESULTS OF OPERATIONS

    The acquisition of Western on September 30, 1996, was accounted for under the purchase method of accounting, and as a result, Western's operations are included in the results of 1997, but are not part of the results in 1996.

    Consolidated net income for the nine months ended September 30, 1997 was $3.5 million, or $0.48 per share. This compares with earnings of $2.7 million, or $0.67 per share, for the nine months ended September 30, 1996. Without the amortization of goodwill of $1.5 million and after-tax merger costs of

$3.0 million in 1997 and before an after tax-gain on sale of loans of $399 thousand in 1996, net income for the nine month periods would have been $8.0 million and $2.3 million in 1997 and 1996, respectively, or $1.10 and $0.57 per share, respectively, a growth of approximately 93%.

    The Company had consolidated net income of $2.5 million, or $0.35 per share, for the three months ended September 30, 1997. This compares with earnings of $606 thousand, or $0.15 per share, for the three months ended September 30, 1996. Without the amortization of goodwill of $499 thousand in 1997 and before an after-tax loss on sale of loans of $203 thousand in 1996, net income for the three month period would have been $3.0 million and $809 thousand in 1997 and 1996, respectively, or $0.41 and $0.20 per share, respectively, a growth of over 100%.

    Operating profits for the Company are dependent on loan growth, controlling costs and continual efforts to prevent any unexpected loan and lease losses that would require additions to the Allowance for Loan and Lease Losses ("ALLL"). Demand for quality loans has increased in the Company's primary market areas, and the Company expects to take advantage of this increased demand, while maintaining its credit quality standards. The Company's loan-to-deposit ratio has increased from 61.7% as of December 31, 1996 to 68.7% as of September 30, 1997

  NET INTEREST INCOME

    Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following table provides information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the nine months and three months ended September 30, 1997 and September 30, 1996, respectively. Nonaccrual loans are included in the average earning assets amounts.

                                                                        NINE MONTHS ENDED     THREE MONTHS ENDED
                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                       --------------------  --------------------
                                                                         1997       1996       1997       1996
                                                                       ---------  ---------  ---------  ---------
                                                                                 (DOLLARS IN MILLIONS)
Average earnings assets..............................................  $   735.5  $   381.1  $   744.0  $   396.5
  Yield..............................................................       8.46%      8.48%      8.63%      8.26%
Average interest-bearing liabilities.................................  $   487.7  $   230.1  $   495.4  $   236.7
  Cost...............................................................       3.41%      3.67%      3.41%      3.73%
  Interest spread....................................................       5.05%      4.81%      5.22%      4.53%
  Net interest margin................................................       6.19%      6.27%      6.36%      6.03%

    Interest income for the nine months ending September 30, 1996 includes interest collected on three loans during the second quarter of 1996 in the amount of $120 thousand that were sold and recognition of interest income in the amount of $424 thousand on three separate loans that were returned to accrual status which had been classified as nonaccrual. Before these items, the yield on average earning assets, interest spread and net interest margin for the nine months ended September 30, 1996 would have been 8.29%, 4.62% and 6.08% respectively.

    The $5.9 million and $16.2 million increase in net interest income for the three months and nine months ended September 30, 1997 and 1996, respectively, is due primarily to increases in the volume of earning assets mostly due to the acquisition of Western. For the nine-month periods, after adjusting for the items described above, net interest margin increased from 6.08% to 6.19%, and the net interest spread increased from 4.62% to 5.05%. For the three months ended September 30, 1997 and September 30, 1996, the net interest margin increased from 6.03% to 6.36% and the interest spread increased from 4.53% to 5.22%. For both the three and nine month periods, the increase in net interest margin and the interest spread both increased as a result of an increase in average loans versus securities and a reduction in average deposit cost.

    The increase in interest income for the three and nine months ended September 30, 1996, to the same periods of 1997 from approximately $8.3 million to $16.2 million and from $24.2 million to $46.5 million, respectively, was due almost entirely to the increase in average earning assets. Average earning assets, for the three months ended September 30, 1996 and September 30, 1997, increased from approximately $396.5 million to $744.0 million, respectively, resulting mostly from the acquisition of Western. Average earning assets, for the nine months ended September 30, 1996 and September 30, 1997, increased from approximately $381.1 million to $735.5 million, due mostly to the acquisition of Western. After adjusting for the interest income items described above, for the same three and nine month periods, the yield on average earning assets increased from 8.29% in 1996 to 8.46% in 1997, and from 8.26% in 1996 to 8.63% in 1997, respectively.

    Interest expense increased from approximately $2.2 million to $4.3 million and from $6.3 million to $12.4 million for the three months and nine months ended September 30, 1996 and 1997, respectively. This increase is mostly due to the volume increase in average interest-bearing liabilities as a result of the acquisition of Western. The average cost of funds declined from 3.67% to 3.41% for the nine months ended September 30, 1997, compared to the same period in 1996. The average cost of funds declined from 3.73% to 3.41% for the three month period ended September 30, 1997, compared to the same period in 1996. As of September 30, 1997, 38.3% of the Company's deposits were in noninterest-bearing accounts. This is a decrease from December 31, 1996 when 39.0% of the Company's deposits were in noninterest-bearing accounts.

  PROVISION FOR LOAN AND LEASE LOSSES

    During the nine months ended September 30, 1997, approximately $2,010,000 in loans were charged to the Company's ALLL, and approximately $786 thousand of loans were recovered. The ratio of ALLL to total loans was 2.05% as of September 30, 1997 compared to 2.30% as of December 31, 1996. Since the ALLL remained relatively flat from December 31, 1996 to September 30, 1997, the decline in this ratio was largely due to an increase in loans. Due to continued decline in nonperforming assets and improved credit quality in the overall loan portfolio, management believes that ALLL is adequate based on all currently available information.

  NON-INTEREST INCOME

    The following tables show the details of non-interest income for the three and nine months ended September 30, 1997. Due to the purchase accounting treatment of the acquisition of Western, the 1996 numbers do not include
Western:

                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------------------------------
                                                                                 1997
                                                               -----------------------------------------      1996
                                                                            THE COMPANY &                 -------------
                                                                 WESTERN        NBSC       CONSOLIDATED   CONSOLIDATED
                                                               -----------  -------------  -------------  -------------
                                                                                    (IN THOUSANDS)
Service charges and fee income...............................   $     224     $     447      $     671      $     480
Escrow fees..................................................      --               214            214            253
Loss on sale of loans........................................      --            --             --               (338)
Other income.................................................          74           280            354            244
                                                               -----------       ------         ------         ------
  Total non-interest income..................................   $     298     $     941      $   1,239      $     639
                                                               -----------       ------         ------         ------
                                                               -----------       ------         ------         ------

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------------------------------
                                                                                 1997
                                                               -----------------------------------------      1996
                                                                            THE COMPANY &                 -------------
                                                                 WESTERN        NBSC       CONSOLIDATED   CONSOLIDATED
                                                               -----------  -------------  -------------  -------------
                                                                                    (IN THOUSANDS)
Service charges and fee income...............................   $     771     $   1,340      $   2,111      $   1,317
Escrow fees..................................................         551           551            564
Gain on sale of loans........................................      --            --             --                665
Securities gains.............................................         107           235            342         --
Other income.................................................         184           822          1,006            920
                                                               -----------       ------         ------         ------
  Total non-interest income..................................   $   1,062     $   2,948      $   4,010      $   3,466
                                                               -----------       ------         ------         ------
                                                               -----------       ------         ------         ------

    Non-interest income for the three months ended September 30, 1996 includes a loss on the sale of loans in the amount of $338 thousand which combined with the gain of $1.0 million in the previous quarters amounted to a net gain on sale of loans of $665 thousand for the nine months ended September 30, 1996. If the third quarter of 1996 is adjusted for the loss on the sale of loans of $338 thousand, non-interest income would have been $977 thousand which compares with $1.2 million non-interest income for the quarter ending September 30, 1997. The increase in non-interest income from the third quarter of 1996 to the third quarter of 1997 is approximately the amount of non-interest income of Western. The decrease in escrow fees in the third quarter of 1997 compared to the same period of 1996 was due to organizational changes in that department.

    Non-interest income for nine months ended September 30, 1997 and 1996, if adjusted for the same non-recurring items as discussed above and securities gains in 1997, increased by $867 thousand from $2.8 million in 1996 to $3.7 million in 1997 which, is approximately the amount of non-interest income of Western for nine months ended September 30, 1997.

  NON-INTEREST EXPENSE

    The following tables show the details of non-interest expense for the three and nine months ended September 30, 1997 and September 30, 1996. Due to purchase accounting treatment of the acquisition of Western, Western results are not included in the 1996 numbers:

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------------------------------
                                                                                 1997
                                                               ----------------------------------------      1996
                                                                            THE COMPANY &                ------------
                                                                 WESTERN        NBSC       CONSOLIDATED  CONSOLIDATED
                                                               -----------  -------------  ------------  ------------
                                                                                   (IN THOUSANDS)
Salaries and benefits........................................   $   1,405     $   2,566     $    3,971    $    2,253
Occupancy, furniture and equipment...........................         247           731            978           658
Advertising and business development.........................          65           123            188           171
Other real estate owned......................................         105           152            257            61
Professional services........................................         313           446            759           677
Telephone, stationery and supplies...........................          90           249            339           284
Goodwill amortization........................................         499        --                499        --
Data processing..............................................         154           193            347           200
Customer service cost........................................         168           137            305           166
Other........................................................         101           430            531         1,105
                                                               -----------  -------------  ------------  ------------
  Total non-interest expense.................................   $   3,147     $   5,027     $    8,174    $    5,575
                                                               -----------  -------------  ------------  ------------
                                                               -----------  -------------  ------------  ------------
Non-interest expense before goodwill amortization and
  merger-related costs.......................................   $   2,648     $   5,027     $    7,675    $    5,575
                                                               -----------  -------------  ------------  ------------
                                                               -----------  -------------  ------------  ------------

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------------------------------
                                                                                 1997
                                                               ----------------------------------------      1996
                                                                             THE COMPANY                 ------------
                                                                 WESTERN       & NBSC      CONSOLIDATED  CONSOLIDATED
                                                               -----------  -------------  ------------  ------------
                                                                                   (IN THOUSANDS)
Salaries and benefits........................................   $   4,336     $   7,399     $   11,735    $    7,383
Occupancy, furniture and equipment...........................         923         2,255          3,178         2,174
Advertising and business development.........................         209           486            695           566
Other real estate owned......................................         127           183            310          (191)
Professional services........................................         561         1,492          2,053         2,147
Telephone, stationery and supplies...........................         307           817          1,124           800
Goodwill amortization........................................       1,497        --              1,497        --
Data processing..............................................         460           553          1,013           460
Customer service cost........................................         431           427            858           434
Merger related costs.........................................      --             3,404          3,404        --
Other........................................................         691         1,708          2,399         2,273
                                                               -----------  -------------  ------------  ------------
  Total non-interest expense.................................   $   9,542     $  18,724     $   28,266    $   16,046
                                                               -----------  -------------  ------------  ------------
                                                               -----------  -------------  ------------  ------------
Non-interest expense before goodwill amortization and
  merger-related costs.......................................   $   8,045     $  15,320     $   23,365    $   16,046
                                                               -----------  -------------  ------------  ------------
                                                               -----------  -------------  ------------  ------------

    Merger-related costs include approximately $1.4 million of investment banking fees, $923 thousand of other professional and filing fees, and $1.1 million of compensation related costs. The tax benefits for these costs are approximately $395 thousand.

    Non-interest expense, for the three and nine months ended September 30, 1997, includes goodwill amortization in the amount of $499 thousand and $1.5 million, respectively. Also included in the nine months ended September 30, 1997 non-interest expense is non-recurring merger-related cost of $3.4 million. If adjusted for the above items, the total non-interest expense increased by $2.1 million from $5.6 million to $7.7 million for the three months ending September 30, 1997, compared to the same period in 1996, which was mostly due to expenses at Western reduced by efficiency improvements at the Company overall.

    Non-interest expense for the nine months ended September 30, 1997, increased by $12.2 million. If adjusted for the amortization of goodwill and merger related costs, the net increase was $7.4 million due mostly to expenses at Western offset partially by efficiency improvement at the Company overall.

    The decrease in professional services from 1996 to 1997, for both the three-month and nine-month periods, is due mostly to the reduction in legal expenses associated with various litigation.

  CREDIT QUALITY AND ANALYSIS

    The Company defines nonperforming assets to include (i) loans on which it has ceased to accrue interest ("Nonaccrual Loans") and, (ii) foreclosed real estate owned.

    Impaired loans are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to contractual terms of the loan agreement. The definition of "impaired loans" is not the same as the definition of "nonaccural loans," although the two categories overlap. Nonaccrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, the impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

    Planned-workout arrangements are currently in place for all nonperforming assets, and, unless there are any unexpected changes in the financial condition of the borrowers, management is not aware of any additional significant loss potential that has not already been included in the ALLL.

    The following table shows the historical trends in nonperforming assets and comparative key credit statistics at the Company:

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1997           1996
                                                                  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
Loans and leases past due 90 days and still accruing............   $       380    $   --
                                                                  -------------  -------------
                                                                  -------------  -------------
Nonaccrual leases and loans.....................................         5,075         13,310
Other real estate owned.........................................         8,034          6,546
                                                                  -------------  -------------
        Nonperforming assets....................................   $    13,109    $    19,856
                                                                  -------------  -------------
                                                                  -------------  -------------
Impaired loans and leases--gross................................   $     7,927    $    13,940
Allocated reserves..............................................       --                 575
                                                                  -------------  -------------
        Net investment in impaired loans........................   $     7,927    $    13,365
                                                                  -------------  -------------
                                                                  -------------  -------------
ALLL............................................................   $    10,711    $    10,810

Gross loans and leases..........................................   $   523,243    $   470,183

ALLL to loans and leases........................................          2.05%          2.30%
ALLL to nonaccrual loans and leases.............................        211.05%         81.22%
ALLL to nonperforming assets....................................         81.71%         54.44%

Nonperforming assets to loans, leases and OREO..................          2.47%          4.17%

    The Company has established a monitoring system for its loans in order to identify impaired loans, potential problem loans and to permit periodic evaluation of impairment and the adequacy of the allowance for loan and lease losses in a timely manner. The monitoring system and ALLL methodology have evolved over a period of years and loan classifications have been incorporated into the determination of the ALLL. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to the unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends and other inherent risk factors such as economic conditions, risk levels of particular loan categories, internal loan review and oversight, and concentrations in the portfolio.

    On September 30, 1997, the Company had approximately $7.9 million of loans, which were considered to be impaired, which decreased from $13.9 million at December 31, 1996. There were no allocated reserves on these loans at September 30, 1997. Of these loans, $5.1 million are on non-accrual status.

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

    To meet short-term liquidity needs, the Company has maintained what it believes are adequate balances in federal funds sold, certificates of deposits with other financial institutions and investment securities having maturities of five years or less. Liquid assets (cash, federal funds sold and investment securities available for sale) as a percent of total deposits are 38.0% and 43.4% as of September 30, 1997 and December 31, 1996, respectively.

  INCOME TAXES

    The Company's normal effective income tax rate is approximately 41.5%, representing a blend of the statutory Federal income tax rate of 34.0% and the California income tax rate of 10.84%. The Company's actual effective income tax rates were 59.5%, 40.0%, 45.6%, and 41.3% for the nine months ended September 30, 1997 and 1996 and the three months ended September 30, 1997 and 1996, respectively. The actual effective tax rates were higher during the 1997 periods largely as a result of nondeductible goodwill and certain merger costs.

REGULATORY MATTERS

    The regulatory capital guidelines as well as the actual regulatory capital ratios for NBSC, Western and the Company on a consolidated basis, as of September 30, 1997, follow:

                                                          REGULATORY REQUIREMENTS
                                                           (GREATER THAN OR EQUAL
                                                           TO STATED PERCENTAGE)                ACTUAL
                                                          ------------------------  -------------------------------
                                                          ADEQUATELY      WELL                            CONSOLI-
                                                          CAPITALIZED  CAPITALIZED    NBSC      WESTERN     DATED
                                                          -----------  -----------  ---------  ---------  ---------
Detailed computations of
  Tier 1 leverage capital ratio.........................        4.00%        5.00%       7.49%      7.52%      6.42%
  Tier 1 risk-based capital ratio.......................        4.00%        6.00%       9.67%     11.00%      8.77%
  Total risk-based capital..............................        8.00%       10.00%      10.93%     12.26%     10.03%

ENHANCED DERIVATIVES DISCLOSURES

    The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk-sensitive instruments. The required quantitative and qualitative information are to be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarter ended June 30, 1997. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its current report on Form 8-K, filed October 24, 1997, which included the supplemental consolidated financial statements of the Company reflecting the effect of the SCB Merger with and into the Company on a pooling-of-interests basis, substantially conform with the accounting policy requirements of these amendments, no further interim period disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk are effective with the Company's 1997 Annual Report on Form 10-K.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger, dated as of July 30, 1997, and amended and restated on September 29, 1997, by and among Western Bancorp, Western Bank and Santa Monica Bank

       3.1   Restated Articles of Incorporation of Western Bancorp (Exhibit 3.6 of Registration Statement No.
               333-26915 incorporated by reference)

       3.3   Restated Bylaws of Western Bancorp approved on October 10, 1997 (Exhibit 3.2 of Registration Statement
               No. 333-35271 incorporated by reference)

      11.1   Computation of Per Share Earnings (see "Consolidated Condensed Statements of Income" contained in Item 1 of Western Bancorp's 9/30/97 Quarterly Report on Form 10-Q)

      27.1   Financial Data Schedule

REPORTS ON FORM 8-K

    On July 15, 1997, the Company filed a Current Report on Form 8-K which included the restated financial statements reflecting the effect of the merger of CCB with and into the Company on a pooling-of-interests basis and announcing second quarter earnings.

    On August 11, 1997, the Company filed a Current Report on Form 8-K announcing the signing of a definitive agreement to acquire Santa Monica Bank, the receipt of regulatory approval for the SC Bancorp acquisition and the establishment of a final exchange ratio for the SC Bancorp acquisition.

    On August 28, 1997, the Company filed a Current Report on Form 8-K including SMB's financial statements for 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WESTERN BANCORP

                                        /s/Arnold C. Hahn
                                        Arnold C. Hahn
Date: November 14, 1997                 Executive Vice President and Chief
                                        Financial Officer

                                        /s/Julius G. Christensen
                                        Julius G. Christensen
                                        Executive Vice President,
                                        General Counsel and Secretary
Date: November 14, 1997