Form 10-K
period 1997-12-31
WESTERN BANCORP
filed 1998-03-26
CIK 721670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO
                          COMMISSION FILE NO. 0-13551
                            ------------------------

                                WESTERN BANCORP

             (Exact name of registrant as specified in its charter)

                    CALIFORNIA                                      95-3863296
         (State or other jurisdiction of                         (I.R.S. Employer
          incorporation or organization)                      Identification Number)

   4100 NEWPORT PLACE, SUITE 900, NEWPORT BEACH                       92660
     (Address of principal executive offices)                       (Zip Code)

                 Registrant's telephone number: (714) 863-2300

                            ------------------------

     Securities registered pursuant to Section 12(b) of Exchange Act: None
        Securities registered pursuant to Section 12(g) of Exchange Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes__X__No_____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices on the Nasdaq National Market on March 13, 1998 was in excess of $384,100,000.

    Number of registrant's shares of Common Stock outstanding as of March 13, 1998 was 15,678,960

    Documents incorporated by reference: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           10-K CROSS-REFERENCE INDEX

    This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 1997 results.

                                                                                                             PAGE
                                                                                                             ---
10-K Cross-Reference Index.................................................................................   i
Table of Defined Terms.....................................................................................  iii

PART I

  ITEM 1. Business.........................................................................................   1
    General................................................................................................   1
    Strategic Evolution....................................................................................   2
    Capital Transactions...................................................................................   4
    Management Changes.....................................................................................   5
    Business of the Company................................................................................   6
    Statistical Disclosure.................................................................................   9
    Supervision and Regulation.............................................................................   9

  ITEM 2. Properties.......................................................................................  19
    SCB Properties.........................................................................................  19
    SMB Properties.........................................................................................  20

  ITEM 3. Legal Proceedings................................................................................  20
    General................................................................................................  20
    PDI Litigation.........................................................................................  21
    FIP Litigation.........................................................................................  21
    First Pension Litigation...............................................................................  22

  ITEM 4. Submission of Matter to a Vote of Security Holders...............................................  23
    SCB Merger.............................................................................................  23
    SMB Acquisition........................................................................................  23

PART II....................................................................................................  23

  ITEM 5. Market for Company's Common Stock and Related Security Holder Matters............................  23
    Marketplace Designation and Sales Price Information....................................................  23
    Dividends..............................................................................................  24
    Recent Sales of Unregistered Securities................................................................  24

  ITEM 6, 7 & 7A. Selected Financial Data; Management's Discussion and Analysis of Financial Condition and
    Results of Operations; and Quantitative and Qualitative Disclosure About Market Risk...................  25
    Overview...............................................................................................  25
    Selected Financial Data................................................................................  25
    Balance Sheet Analysis.................................................................................  27
    Liquidity, Interest Rate Risk and Market Risk..........................................................  40
    Results of Operations..................................................................................  43
    Recent Accounting Pronouncements.......................................................................  50
    Year 2000 Risks and Preparedness.......................................................................  50

                                                                                                             PAGE
                                                                                                             ---
  ITEM 8. Financial Statements and Supplementary Data......................................................  52
    Contents...............................................................................................  52
    Independent Auditors' Reports..........................................................................  53
    Consolidated Balance Sheets............................................................................  58
    Consolidated Statements of Operations..................................................................  59
    Consolidated Statements of Changes in Shareholders' Equity.............................................  60
    Consolidated Statements of Cash Flows..................................................................  61
    Notes to Consolidated Financial Statements.............................................................  63

  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............  98

PART III...................................................................................................  98

  ITEM 10. Directors and Executive Officers of the Company.................................................  98
    Directors..............................................................................................  98
    Committees of the Board of Directors...................................................................  100
    Executive Officers.....................................................................................  101

  ITEM 11. Executive Compensation..........................................................................  102
    Executive Compensation.................................................................................  102
    Compensation of Directors..............................................................................  104
    Employment Arrangements................................................................................  104
    Executive Severance Plan...............................................................................  106
    Board of Directors Report on Executive Compensation....................................................  106
    Performance Graph......................................................................................  107
    Section 16 Reporting...................................................................................  108

  ITEM 12. Security Ownership of Certain Beneficial Owners and Management..................................  108

  ITEM 13. Certain Relationships and Related Transactions..................................................  110
    Banking Transactions...................................................................................  110
    Insurance Contracts....................................................................................  110
    Investment Banking Services............................................................................  110
    The 1998 Private Placement.............................................................................  111

  ITEM 14. Exhibits and Reports on Form 8-K................................................................  112
    Exhibits...............................................................................................  112
    Reports on Form 8-K....................................................................................  114
    Signatures.............................................................................................  115

                             TABLE OF DEFINED TERMS

                                                                                                             PAGE
1995 Act...................................................................................................   18
1995 Private Placement.....................................................................................    5
1995 Private Placement Shares..............................................................................    5
1996 Private Placement.....................................................................................    4
1996 Private Placement Investors...........................................................................    5
1996 Private Placement Shares..............................................................................    4
1998 Private Placement.....................................................................................    4
1998 Private Placement Investors...........................................................................    4
1998 Private Placement Shares..............................................................................    4
Amendment..................................................................................................   23
Annual Report..............................................................................................    2
Bank Defendants............................................................................................   22
Bank Merger................................................................................................   25
Banking Consolidation Bill.................................................................................   17
Banks......................................................................................................    1
BHC Act....................................................................................................    1
BIF........................................................................................................   17
Board .....................................................................................................    1
Cash Consideration.........................................................................................    3
Cash Liquidity.............................................................................................   28
CCB........................................................................................................    2
CCB Merger.................................................................................................    2
CCB Private Placement......................................................................................    5
CGCL.......................................................................................................    4
CMOs.......................................................................................................   29
Company....................................................................................................    1
Company Common Stock.......................................................................................    2
Comptroller................................................................................................   12
CRA........................................................................................................   12
Credit Agreement...........................................................................................   24
Department.................................................................................................   17
DFI........................................................................................................   11
DSL........................................................................................................   17
Evan's Action..............................................................................................   22
FASB.......................................................................................................   67
FDIC.......................................................................................................    9
FDICIA.....................................................................................................   12
Federal Banking Agencies...................................................................................   12
FFIEC......................................................................................................   30
FIP........................................................................................................   21
FIRREA.....................................................................................................   11
FRB........................................................................................................   11
Fund.......................................................................................................    5
Holding Company Support Agreement..........................................................................   78
Initial Shares.............................................................................................   21
Interstate Act.............................................................................................   17
IRC........................................................................................................   81
KSOP.......................................................................................................   86

                                                                                                             PAGE
Monarch....................................................................................................    1
NBSC.......................................................................................................    3
New Note...................................................................................................   78
Non-Competition Period.....................................................................................  105
Note.......................................................................................................    2
NQSO.......................................................................................................   93
OREO.......................................................................................................   38
OTS........................................................................................................   12
PDI........................................................................................................   21
PDI Litigation.............................................................................................   21
Parent Company.............................................................................................   28
Plan.......................................................................................................   93
Regulation D...............................................................................................    4
Reverse Stock Split........................................................................................    4
Rights Offering............................................................................................    5
Rouseau Action.............................................................................................   22
RSA........................................................................................................   40
RSL........................................................................................................   40
SAC Reports................................................................................................   38
SAIF.......................................................................................................   17
Salary Continuation Agreement..............................................................................  104
SCB........................................................................................................    1
SCB Meeting................................................................................................   23
SCB Merger.................................................................................................    3
Second Amendment...........................................................................................   77
Severence Plan.............................................................................................  106
Securities Act.............................................................................................    4
SFAS 123...................................................................................................   67
SFAS 125...................................................................................................   67
SFAS 129...................................................................................................   67
SFAS 130...................................................................................................   68
SFAS 131...................................................................................................   68
SFAS 132...................................................................................................   68
Shareholder................................................................................................   78
SMB........................................................................................................    1
SMB Acquisition............................................................................................    3
SMB Common Stock...........................................................................................    3
SMB Meeting................................................................................................   23
SMB Merger.................................................................................................   23
Standby Agreements.........................................................................................    4
Stock Consideration........................................................................................    3
Support Agreement..........................................................................................   78
Western....................................................................................................    1
Western Acquisition........................................................................................    2
Year 2000 Plan.............................................................................................   50
Zwick Action...............................................................................................   22

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Western Bancorp, formerly Monarch Bancorp (the "Company"), was organized on May 20, 1983 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Monarch Bank ("Monarch"), a California state-chartered bank. The Company commenced operations on June 18, 1984. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Board").

    At December 31, 1997, the Company had total assets of $1.4 billion in its two banking subsidiaries, Western Bank ("Western" and, from and after the consummation of the SMB Acquisition described herein, "SMB") and Southern California Bank ("SCB"). The Company's principal business is to provide, through its two banking subsidiaries, financial services throughout Southern California. The Company has no industry segments other than banking.

    Currently, the Company's primary market areas are the western part of Los Angeles County, Orange County and San Diego County, California. Since January 27, 1998, when the Company acquired Santa Monica Bank through the merger of Santa Monica Bank with and into Western, the Company has served the western part of Los Angeles County through SMB, a California state-chartered bank and wholly-owned subsidiary of the Company, with total assets at January 31, 1998 of approximately $1.2 billion. The Company serves Orange County and parts of southern Los Angeles County and northern San Diego County through SCB, a California state-chartered bank and wholly-owned subsidiary of the Company, with total assets at January 31, 1998 of approximately $882 million (SCB together with Western prior to January 27, 1998 and with SMB from January 27, 1998, collectively, the "Banks").

    The Banks are full-service community banks offering a broad range of banking products and services, including accepting time and demand deposits, originating commercial loans, consumer loans and real estate loans, providing trust and escrow services, and making other investments. The Banks originate several types of loans, including secured and unsecured commercial and consumer loans, commercial and residential real estate mortgage loans, and commercial and residential construction loans. The Banks' loans are primarily short-term and adjustable rate. Special services and requests beyond the lending limits of the Banks are arranged through correspondent banks. In addition, SMB maintains a trust department established in 1968 with over $732 million in assets under management at January 31, 1998.

    The Company, through the Banks, derives its income primarily from interest received on real estate loans, commercial loans and consumer loans and, to a lesser extent, from interest on investment securities, fees received in connection with loans and other services offered, including loan servicing and trust, escrow and deposit services. The Company's major operating expenses are the interest it pays on deposits and on borrowings and general operating expenses. The Banks rely on a foundation of locally generated deposits, and management believes it has a relatively low cost of funds due to a high percentage of low cost and non-interest bearing deposits. The Company's operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal government and of the regulatory authorities that govern financial institutions. See "--Supervision and Regulation."

    Ultimately, the Company is committed to building a network of premier relationship-based, community banks in Southern California serving the needs of small to medium-sized businesses and the owners and employees of those businesses. The Company's target market area extends to San Luis Obispo County on the North, the desert communities on the East, and San Diego on the South. The strategy for serving the Company's target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of the Company's targeted customers, emphasizing superior service and relationships rather than transaction volume. In order to serve the Company's targeted markets and customers within those markets effectively, the Company intends to continue to grow both through internal growth of the Banks and through the acquisition of additional financial institutions or branches of other financial institutions within the markets targeted by the Company.

    When the Company uses or incorporates by reference in this Annual Report on Form 10-K (the "Annual Report") the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

STRATEGIC EVOLUTION

  MONARCH BANCORP

    The Company, originally named Monarch Bancorp, was organized on May 20, 1983 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Monarch. As of June 30, 1996, prior to the consummation of the Western Acquisition described below, the Company had total assets of approximately $60 million.

  WESTERN ACQUISITION

    On September 30, 1996 the Company acquired all of the issued and outstanding shares of common stock of Western (the "Western Acquisition"), a California state-chartered bank operating in the western part of Los Angeles County. At that time, Western had five branch offices, including its head office in Westwood. The Company paid $17.25 per share in cash for each of the 3,543,156 then outstanding shares of common stock of Western, or approximately $61.1 million, and an additional $5.5 million representing the difference between $17.25 and the various exercise prices of the 425,724 outstanding options to purchase shares of common stock of Western. The aggregate net consideration paid in the Western Acquisition was approximately $66.6 million. The Western Acquisition was accounted for under the purchase method of accounting.

    The Company funded the purchase price in the Western Acquisition with (i) the issuance of approximately 3.1 million shares of common stock of the Company ("Company Common Stock") in a private placement for approximately $42.2 million, net of approximately $0.9 million in issuance costs incurred in such private placement, and (ii) from the proceeds of a three year loan of $26.5 million (the "Note") from The Northern Trust Company. A $15.5 million dividend was declared by Western concurrently with the completion of the Western Acquisition and paid to the Company, which was used to reduce the outstanding balance on the Note to $11.0 million. The Company paid $1.4 million in investment banking fees to Belle Plaine Partners, Inc. and incurred $700 thousand in other acquisition related costs. Following consummation of the Western Acquisition, Western was operated as a wholly-owned subsidiary of the Company, servicing targeted customers of the Company in the western part of Los Angeles.

  CCB MERGER

    On June 4, 1997, California Commercial Bankshares, a bank holding company ("CCB"), merged with and into the Company (the "CCB Merger") in a transaction accounted for using the pooling-of-interests method of accounting. In the CCB Merger, 3,043,226 shares of Company Common Stock were issued to holders of common stock of CCB based on a 1-for-1 exchange ratio (after giving effect to the 8.5-to-1.0 Reverse Stock Split described below under "--Capital Transactions"), and all of the then outstanding shares of common stock of CCB were canceled. As a part of the CCB Merger, Monarch was merged with and into National Bank of Southern California, a wholly-owned subsidiary of CCB prior to the CCB Merger ("NBSC"). Following consummation of the CCB Merger, NBSC was operated as a wholly-owned subsidiary of the Company, servicing the Company's targeted customers in Orange County with seven branch offices including its headquarters in Newport Beach. On June 3, 1997, the Company Common Stock was designated for quotation on the Nasdaq National
Market-Registered Trademark-.

    The financial information as of all dates and for all periods prior to the CCB Merger that is presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company and CCB as if the CCB Merger had been in effect as of all dates and for all periods presented. Upon consummation of the CCB Merger, the Company charged to expense after-tax merger costs of approximately $3.0 million, representing investment banking, filing and professional fees, employee compensation, and costs of computer conversions and consolidation.

  SCB MERGER

    On October 10, 1997, SC Bancorp, a bank holding company, merged with and into the Company (the "SCB Merger") in a transaction accounted for using the pooling-of-interests method of accounting. In the SCB Merger approximately 3,555,500 shares of Company Common Stock (prior to adjustment for fractional shares) were issued based on a 0.4556-for-1 exchange ratio, and all of the then outstanding shares of common stock of SC Bancorp were cancelled. On December 15, 1997, the Company merged NBSC with and into SCB, a wholly-owned subsidiary of SC Bancorp prior to the SCB Merger. Thereafter, SCB has operated as a wholly-owned subsidiary of the Company, servicing the Company's targeted customers in southern Los Angeles County, Orange County and northern San Diego County, with 21 branch offices as of December 31, 1997, including its head office in Newport Beach. On January 31, 1998, SCB closed two of its branches, and SCB intends to close three additional branches in the first quarter of 1998, leaving 16 branches.

    The financial information as of all dates and for all periods prior to the SCB Merger that is presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company and SC Bancorp as if the SCB Merger had been in effect as of all dates and for all periods presented. In conjunction with the SCB Merger, the Company charged to expense after-tax merger costs of approximately $8.8 million, representing investment banking, filing and professional fees, expenses related to branch closures, interest rate swap termination fees, employee compensation, and costs of computer conversions and consolidation. In addition, the Company realized tax benefits of $1.8 million as a result of SC Bancorp employee and director options being converted to Company Common Stock.

  SMB ACQUISITION

    On January 27, 1998, the Company acquired Santa Monica Bank through the merger of Santa Monica Bank with and into Western (the "SMB Acquisition"). As part of the SMB Acquisition, the name of Western was changed to "Santa Monica Bank." Upon the SMB Acquisition becoming effective, each share of common stock, $3.00 par value, of Santa Monica Bank (the "SMB Common Stock") issued and outstanding at the time was converted into the right to receive either (i) $28.00 in cash (the "Cash Consideration") or (ii) 0.875 shares of Company Common Stock (the "Stock Consideration"). Of the 7,084,244 shares of SMB Common Stock outstanding at the time of the SMB Acquisition, approximately 57.3 percent elected to receive the Cash Consideration, resulting in a payment of $113,722,700 in the aggregate, and approximately 42.7 percent received the Stock Consideration resulting in the issuance of approximately 2,646,000 shares of Company Common Stock. In order to fund a part of the Cash Consideration payments, the Company issued an additional 2,327,550 shares of Company Common Stock to certain private investors for $65,171,400 in the aggregate. Accordingly, in the aggregate, approximately 4,973,550 shares of Company Common Stock were issued in connection with the SMB Acquisition. The total value of the consideration paid in the SMB Acquisition was approximately $198.4 million in Company Common Stock and cash.

    The SMB Acquisition will be accounted for using the purchase method of accounting. At December 31, 1997, based on unaudited data heretofore made available to the Company, SMB had total assets of $678 million, deposits of $593 million, shareholders' equity of $81 million and approximately 7.1 million shares of SMB Common Stock outstanding For the year ended December 31, 1997, Santa Monica Bank reported net income and net income per share of approximately $10.9 million and $1.54, respectively.

CAPITAL TRANSACTIONS

  DIVIDENDS

    On August 20, 1997, the Board of Directors of the Company approved the institution of a quarterly dividend and thereafter declared a cash dividend of $0.15 per share payable on December 10, 1997 to shareholders of record on November 10, 1997 and $0.15 per share payable on March 27, 1998 to shareholders of record on February 27, 1998. Because the Company must comply with the California General Corporation Law ("CGCL") and applicable federal and state banking regulations when paying dividends, there can be no assurance that the Company will continue to pay dividends at this level, if at all. See "--Regulation and Supervision."

    SC Bancorp declared three cash dividends during 1997. On each of January 23, March 27, and July 24, 1997, SC Bancorp declared a $0.05 per share cash dividend, payable to its shareholders of record at the close of business on February 6, May 2, and August 4, 1997, respectively. The dividends were paid on February 20, May 20, and August 20, 1997, respectively, totaling $374,000, $375,000, and $375,000, respectively.

    For additional information regarding dividends, see "Item 5. Market for the Company's Common Stock and Related Security Holder Matters--Dividends."

  REVERSE STOCK SPLIT

    On June 3, 1997 and in connection with the CCB Merger, the Company effected an 8.5-to-1 reverse stock split (the "Reverse Stock Split"). All references to share counts in this document have been adjusted to give effect to the Reverse Stock Split.

  CAPITAL RAISING TRANSACTIONS

    1998 PRIVATE PLACEMENT. To fund a portion of the Cash Consideration paid in the SMB Acquisition, on January 27, 1998 the Company issued 2,327,550 shares of Company Common Stock (the "1998 Private Placement Shares") for $28 per share in a private placement (the "1998 Private Placement") exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation D ("Regulation D") of the Securities Act. The 1998 Private Placement Shares were sold to certain "accredited investors" within the meaning of Rule 501(a) under the Securities Act, some of whom are officers, directors and/or shareholders of the Company (the "1998 Private Placement Investors"). The 1998 Private Placement was effected pursuant to Standby Stock Purchase Agreements entered into by and between the Company and the 1998 Private Placement Investors ("Standby Agreements"). Pursuant to the Standby Agreement, the Company has agreed to file under the Securities Act, by no later than June 26, 1998, a "shelf" registration statement providing for the registration of the 1998 Private Placement Shares. See "Item 13. Certain Relationships and Related Transactions--The 1998 Private Placement."

    1996 PRIVATE PLACEMENT. As part of the Western Acquisition on September 30, 1996, the Company sold approximately 3,076,000 shares (the "1996 Private Placement Shares") of Company Common Stock for $14.025 per share in a private placement (the "1996 Private Placement") for net proceeds of approximately $42,213,000. The 1996 Private Placement was exempt from registration under the Securities Act pursuant to Regulation D. The 1996 Private Placement Shares were sold to certain "accredited investors" within the meaning of Rule 501(a) under the Securities Act, some of whom are officers, directors and/or shareholders of the Company (the "1996 Private Placement Investors") and some of whom were also among the 1998 Private Placement Investors. As part of the cost of the 1996 Private Placement, the Company issued to parties related to Belle Plaine Financial, L.L.C., an affiliate of Belle Plaine Partners, Inc., the exclusive financial advisor to the Company pursuant to an agreement dated May 17, 1997, 92,275 warrants to acquire Company Common Stock at $16.83 per share, which included 33,557 warrants to Castle Creek Partners Fund-I, L.P. (the "Fund") and 28,089 warrants to John M. Eggemeyer, a director of the Company. The warrants expire on September 30, 2001. Such warrants were issued as payment of a portion of Belle Plaine Partners, Inc. advisory fees. Belle Plaine Financial, L.L.C. is an entity affiliated with John M. Eggemeyer.

    1995 PRIVATE PLACEMENT. In a private placement which closed in March 1995 (the "1995 Private Placement"), the Company issued approximately 535,000 shares (the "1995 Private Placement Shares") of Company Common Stock for $11.475 per share, resulting in net proceeds of approximately $5,669,000. The 1995 Private Placement was exempt from registration under the Securities Act pursuant to Regulation D. The 1995 Private Placement Shares were sold to certain "accredited investors" within the meaning of Rule 501(a) under the Securities Act, including certain directors and shareholders of the Company.

    CCB PRIVATE PLACEMENT. In November 1995, CCB sold 474,000 shares of its common stock through a private placement at $6.75 per share (the "CCB Private Placement") for the purpose of contributing most of the proceeds into NBSC as additional capital. Of the total proceeds of approximately $3,200,000, CCB contributed $2,900,000 into NBSC's capital in December 1995. The CCB Private Placement was exempt from registration under the Securities Act pursuant to
Section 4(2) thereunder.

    RIGHTS OFFERING. In September 1995, pursuant to a shareholders' rights and public offering (the "Rights Offering"), the Company issued approximately 340,000 shares of Company Common Stock for $11.475 per share, resulting in net proceeds of approximately $3,464,000 in an offering registered under the Securities Act. In the Rights offering, the Company offered both to shareholders of the Company and to the public up to 373,799 shares of Company Common Stock. Shareholders of the Company were issued rights to subscribe for all or any portion of four (4) shares of Company Common Stock for each share of Company Common Stock held. Shares of Company Common Stock for which shareholders of Company Common Stock did not subscribe were offered to the public. In connection with the Rights Offering, Belle Plaine Partners, Inc. and McAllen Capital Partners, of which John M. Eggemeyer and John W. Rose, directors of the Company, are principals, respectively, acted as financial advisors to the Company. Pursuant to the Rights Offering, the Company issued to parties related to such financial advisors, including John M. Eggemeyer and John W. Rose, 48,400 warrants to acquire Company Common Stock at $13.77 per share as a portion of their advisory fees. The warrants expire on September 30, 2000.

    For additional information regarding capital activities, see "Item 6, 7 and 7A. Selected Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations; and Qualitative and Quantitative Disclosure About Market Risk--Balance Sheet Analysis--CAPITAL ACTIVITIES."

MANAGEMENT CHANGES

    In conjunction with the Western Acquisition in 1996, the Company restructured its management team. Hugh S. Smith, Jr., former Chairman and Chief Executive Officer of Western, became Chairman and Chief Executive Officer of the Company. Matthew P. Wagner, formerly an Executive Vice President of U.S. Bancorp in Minneapolis, Minnesota, was recruited to become President and Chief Executive Officer of Western. Mr. Wagner was appointed President of the Company in February 1997. Arnold C. Hahn, formerly a Senior Vice President of U.S. Bancorp in Minneapolis, Minnesota, was recruited to become an Executive Vice President and Chief Financial Officer of the Company.

    During 1997, the Company hired additional executive management to fill out its senior management team. Suzanne R. Brennan, formerly a Senior Vice President of U.S. Bancorp, was hired as Executive Vice President of Operations. Robert M. Borgman, President of National Business Finance, Inc., a factoring company purchased by Norwest Corporation, was hired as Executive Vice President and Chief Credit Officer. Julius G. Christensen, formerly in practice with the law firm of Sullivan & Cromwell, was hired as Executive Vice President, General Counsel and Secretary.

    In December 1997, Mr. Smith stepped down as Chief Executive Officer and Mr. Wagner was elected by the Board of Directors to that position. Mr. Smith remains Chairman of the Company. For additional information regarding the Company's executive officers, see "Item 10. Directors and Executive Officers of the Company--Executive Officers."

BUSINESS OF THE COMPANY

  BANKING BUSINESS

    The Company, through the Banks, provides, trust, escrow, banking and other financial services throughout Southern California to small and medium-sized businesses and the owners and employees of those businesses. The Banks offer a broad range of banking products and services, including many types of business and personal savings and checking accounts and other consumer banking services. The Banks originate several types of loans, including secured and unsecured commercial and consumer loans, commercial and residential real estate mortgage loans, and commercial and residential construction loans. The Banks' loans are primarily short-term and adjustable rate. Special services or requests beyond the lending limits of the Banks are arranged through correspondent banks. The Banks have a network of ATMs and offer access to ATM networks through other major banks. The Banks issue MasterCard and VISA credit cards through a correspondent bank and are also merchant depositories for cardholder drafts under Visa and Master Card credit cards. Similar to other state-chartered banks of their size, the Banks can provide investment and international banking services through correspondent banks.

    The Company, through the Banks, concentrates its lending activities in three principal areas:

        (1) Real Estate Loans. Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior trust deeds on specific properties and equity lines of credit. The properties collateralizing real estate loans are principally located in the Company's primary market areas of Los Angeles, Orange and San Diego counties and the contiguous communities. The construction loans are comprised of loans on residential and income producing properties generally have terms of less than two years and typically bear an interest rate that floats with the prime rate or other established index. The miniperm loans finance the purchase and/or ownership of income producing properties. Miniperm loans are generally made with an amortization schedule ranging from fifteen to thirty years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior trust deeds on real properties. They bear a rate of interest that floats with the prime rate, LIBOR, or other established index and have maturities of five to seven years. The Company also makes a small number of loans on 1-4 family residential properties and 5 or more unit residential properties. From time to time, the Company purchases participation interests in loans made by other institutions. These loans are subject to the same underwriting criteria and approval process as loans made directly by the Company.

        (2) Commercial Loans. Commercial loans are made to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, the Company's policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and are generally (with some exceptions) collateralized by short term assets such as accounts receivable and inventory (monitored by the Company's asset based lending department), equipment or real estate and generally have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the prime rate, LIBOR or other established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. Commercial term loans may be collateralized by the asset being acquired or other available assets and bear interest which either floats with the prime rate, LIBOR or other established index or is fixed for the term of the loan.

        (3) Consumer Loans and Leases. Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Company also makes leases on new and used automobiles. These leases may be closed-end or commercial leases, have terms of one to five years and bear interest at a fixed rate.

    As part of its efforts to achieve long-term stable profitability and respond to a changing economic environment in Southern California, the Company is investigating all possible options to augment its traditional focus by broadening its customer services. The Company believes that its strengthened capital base will permit an acceleration of efforts to achieve growth and greater diversification of both the Banks' loan portfolios and deposit bases and new sources of fee income. Possible avenues of growth and future diversification include expanded days and hours of operation, new types of lending, brokerage, annuity and mutual funds products, as well as the acquisition of additional financial institutions or branches of other financial institutions, in cities and areas adjoining the Company's current market area. Examples of the diversification heretofore achieved through acquisition are the ability to provide (i) escrow services and international banking services through departments acquired in the CCB Merger; (iii) asset based lending services and cash management services through departments acquired in the SCB Merger; and (v) trust services through departments acquired in the SMB Acquisition. See "--Strategic Evolution." However, there can be no assurance that the Company will be able to acquire additional financial institutions or expand or diversify its services or market area.

  MARKET AREA

    SMB's primary market area is the western part of Los Angeles County. As of March 15, 1998 SMB had 13 branch offices, including branch offices in Santa Monica, Westwood, Malibu, Pacific Palisades, Marina Del Rey, Beverly Hills, Century City and Encino. These communities are generally affluent with a strong base of small to medium-sized businesses, including businesses that provide services to the entertainment industry. SMB's market area offers opportunities in new construction lending, retail banking and commercial banking for small businesses, professionals and some light industry.

    SCB's primary market area includes southern Los Angeles County, Orange County and northern San Diego County. As of March 15, 1998 SCB had 6 branch offices in southern Los Angeles County, 12 branch offices throughout Orange County and 1 in northern San Diego County. SCB has plans to close three branches in Orange County by the end of the first quarter of 1998. There is no one dominant business segment in SCB's primary market area. SCB's market area offers opportunities in retail banking and commercial banking for small to medium sized businesses, professionals and some light industry.

  BUSINESS CONCENTRATIONS

    No individual or single group of related accounts is considered material in relation to the Company's assets or the Banks' assets or deposits, or in relation to the overall business of the Banks or the Company.

  COMPETITION

    The banking business in California generally, and in the Banks' primary service areas specifically, is highly competitive with respect to both loans and deposits as well as other banking services, and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Banks are their ability to finance and engage in wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services which are not offered directly by the Banks (but which can be offered indirectly by the Banks through correspondent institutions). In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Banks. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts. See "--Supervision and Regulation.") Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Banks in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Competition for deposit and loan products remains strong, from both banking and non-banking firms, and affects the rates of those products as well as the terms on which they are offered to customers.

    Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and in-store branches.

    Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. In addition, competition has intensified due to recently enacted federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. Such laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in the Company's most significant markets. The competitive environment also is significantly impacted by federal and state legislation which may make it easier for non-bank financial institutions to compete with the Company. (See "--Supervision and Regulation.")

    Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As a major and active participant in financial markets, the Company strives to anticipate and adapt to these changing competitive conditions, but there can be no assurance as to their impact on the Company's future business or results of operations or as to the Company's continued ability to anticipate and adapt to such changing conditions. In order to compete with other competitors in their primary service areas, the Banks attempt to use to the fullest extent possible the flexibility which the Banks' independent status permits, including an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees with their customers. In particular, each of the Banks strive to offer highly personalized banking services. In addition, the Company intends to continue diversifying its services and banking products through internal growth and acquisitions of additional financial institutions or branches of other financial institutions, and to leverage, through cross-marketing services and banking products provided by one of the Banks, but not the other, into new markets serviced by the other Bank. The Company believes that through the cross-marketing of products into new markets, the Banks can distinguish themselves from other community banks with which the Banks compete based on the range of services provided and banking products offered.

  EMPLOYEES

    As of January 31, 1998, SCB had 350 full time equivalent employees, SMB had 368 full time equivalent employees, and the Company had 9 full time equivalent employees in addition to those employed by the Banks.

STATISTICAL DISCLOSURE

    Statistical information relating to the Company and its subsidiaries is presented within "Item 6, 7 & 7A. Selected Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations; and Qualitative and Quantitative Disclosure About Market Risk" and should be read in conjunction with the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

SUPERVISION AND REGULATION

  GENERAL

    The banking and financial services businesses in which the Company engages are highly regulated. Such regulation is intended, among other things, to protect depositors covered by the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole. The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board. The Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with the Banks. See "--Competition." The nature and impact of any future changes in monetary policies cannot be predicted.

    The laws, regulations, and policies affecting financial services businesses are continuously under review by Congress and state legislatures, and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material affect on the business and earnings of the Company.

    The following is a summary of significant statutes, regulations, and policies that currently apply to the operation of banking institutions. This summary is qualified in its entirety by reference to the full text of such statutes, regulations or policies.

  BANK HOLDING COMPANY REGULATION

    The Company, as a bank holding company, is subject to regulation under the BHC Act, and is registered with and subject to the supervision and examination of the Board. Pursuant to the BHC Act, the Company is required to obtain the prior approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5 percent of such bank.

    Under the BHC Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the Board deems to be so closely related to banking as

"to be a proper incident thereto." The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities. The Board's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

    As a bank holding company, the Company is required to file reports with the Board and to provide such additional information as the Board may require. The Board also has the authority to examine the Company and each of its subsidiaries with the cost thereof to be borne by the Company.

    In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company, issue a guarantee, or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary's capital stock and surplus on a per affiliate basis or 20 percent of such subsidiary's capital stock and surplus on an aggregate affiliate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a "low-quality asset," as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

    The BHC Act also prohibits a bank holding company or any of its subsidiaries from acquiring voting shares or substantially all the assets of any bank located in a state other than the state in which the operations of the bank holding company's banking subsidiaries are principally conducted unless certain requirements are met. (See "--INTERSTATE BANKING AND BRANCHING.")

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

    DIVIDENDS. The ability of the Company to pay dividends to its shareholders is subject to the restrictions set forth in the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The CGCL further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally are as follows: (i) the corporation's assets equal at least 1 1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets equal at least 1 1/4 times its current liabilities. The Company's ability to pay dividends is also subject to certain other limitations. See "Item 5. Market for Company Common Stock and Related Security Holder Matters--Dividends."

    The Company's primary sources of income are the receipt of dividends from the Banks and interest income on its investments. The availability of dividends from the Banks are limited by various statutes and regulations of state and federal law. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank's last preceding fiscal year only after obtaining the prior approval of the California Department of Financial Institutions (the "DFI").

    The FDIC in the case of SMB, and the Board and the FDIC in the case of SCB, also have authority to prohibit SMB or SCB, as appropriate, from engaging in what, in the Board's and/or the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Board and/or the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice.

  REGULATION OF THE BANKS

    Banks are extensively regulated under both federal and state law. See "--FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991." The Banks, as California state-chartered banks, are subject to primary supervision, periodic examination and regulation by the Federal Reserve Bank of San Francisco ("FRB") and the FDIC.

    The Banks are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Banks, as is the case with all insured banks, pay a semi-annual statutory assessment and are subject to the rules and regulations of the FDIC. SCB is a member of the Federal Reserve System and is subject to certain regulations of the Board. SMB is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Board.

    Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks' operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Banks are required to maintain certain levels of capital.

    CAPITAL ADEQUACY GUIDELINES. With the enactment of the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Company and the Banks are subject to certain capital requirements and standards. The FDIC has issued guidelines to implement the risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0 percent for risk-free assets, such as cash and certain U.S. Government securities, to 100 percent for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

    A banking organization's qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchased credit card relationships may be included, subject to certain limitations. At least 50 percent of the banking organization's total regulatory capital must consist of Tier 1 capital.

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

    The FDIC has also adopted a minimum leverage capital ratio of Tier 1 capital to average total assets of 3 percent for the highest rated banks. This leverage capital ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital well above the minimum level. Furthermore, higher leverage capital ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA").

    The Regulatory Capital Guidelines as well as the actual capitalization for SCB, Western and the Company as of December 31, 1997 follow:

                                                           REQUIREMENT                        ACTUAL
                                                    --------------------------  ----------------------------------
                                                    ADEQUATELY       WELL                               COMPANY
                                                    CAPITALIZED   CAPITALIZED    WESTERN      SCB     CONSOLIDATED
                                                    -----------  -------------  ---------  ---------  ------------
                                                    (GREATER THAN OR EQUAL TO)
Tier 1 risk-based capital ratio...................       4.00%         6.00%       10.85%     10.41%        9.66%
Total risk-based capital..........................       8.00%        10.00%       12.10%     11.66%       10.91%
Tier 1 leverage capital ratio.....................       4.00%         5.00%        7.43%      8.22%        7.33%

    COMMUNITY REINVESTMENT ACT AND FAIR LENDING REQUIREMENTS. The Banks are subject to certain fair lending requirements and reporting obligations involving lending operations and Community Reinvestment Act ("CRA") activities. CRA generally requires the Board, the Comptroller of the Currency ("Comptroller"), the Office of Thrift Supervision ("OTS") and the FDIC (collectively, the "Federal Banking Agencies") to evaluate the record of financial institutions in meeting the credit needs of their local community, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the Federal Banking Agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

    The Federal Banking Agencies adopted a performance-based evaluation system which bases CRA ratings on an institutions' actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.

    LOANS TO AFFILIATES. Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, its affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of such affiliates. Such restrictions prevent affiliates from borrowing from the Banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Banks in any other affiliate is limited to 10 percent of such subsidiary bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of such subsidiary bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving other controlling persons of the Banks. Additional restrictions on transactions with affiliates may be imposed on the Banks under the prompt corrective action provisions of the FDICIA.

    POTENTIAL ACTIONS. Commercial banking organizations, such as the Banks, may be subject to potential enforcement actions by the Board, the FDIC and the DFI for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of FDICIA.

    On December 19, 1991, FDICIA was enacted into law. Set forth below is a brief discussion of certain portions of this law and implementing regulations that have been adopted or proposed by the Federal Banking Agencies.

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

    PROMPT CORRECTIVE REGULATORY ACTION. FDICIA requires each Federal Banking Agency to take prompt corrective action to correct the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund. The law requires each Federal Banking Agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet any one of the capital requirements), significantly undercapitalized (significantly below any one capital requirement) and critically undercapitalized (failing to meet all capital requirements).

    Under final regulations adopted by the Federal Banking Agencies implementing the prompt corrective action provisions of FDICIA, an insured depository institution are deemed to be:

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

    The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate Federal Banking Agency, subject to asset growth restrictions, and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate Federal Banking Agency within 45 days after becoming undercapitalized. The appropriate Federal Banking Agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate Federal Banking Agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

    An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, or a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits;

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

    In December 1993, the Federal Banking Agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss allowances to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified as loss; (b) 50 percent of assets classified as doubtful; (c) 15 percent of assets classified as substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

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

    Regulations issued in December 1993 prohibit insured state banks from engaging as principal in any activity not permissible for a national bank without FDIC approval. The proposal also provides that subsidiaries of insured state banks may not engage as principal in any activity that is not permissible for a subsidiary of a national bank, without FDIC approval.

    REAL ESTATE LENDING AND APPRAISAL. In December 1992, the Federal Banking Agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

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

    PREMIUMS FOR DEPOSIT INSURANCE. Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90 percent of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC also has authority to impose special assessments against insured deposits.

    The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," or 1.25 percent, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023 percent of deposits. The FDIC, effective September 15, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the condition of the bank, as a result of the re-capitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for well capitalized banks to zero effective January 1, 1996. Other banks will be charged risk-based premiums up to $.27 per $100 of deposits.

  BANKING CONSOLIDATION BILL

    Governor Pete Wilson signed Assembly Bill 3351 (the "Banking Consolidation Bill"), authored by Assemblyman Ted Weggeland and sponsored by the California State Banking Department (the "Department"), effective July 1, 1997, which creates the DFI to be headed by a Commissioner of Financial Institutions out of the existing Department which regulates state-chartered commercial banks and trust companies in California.

    The Banking Consolidation Bill, among other provisions, also (i) transfers regulatory jurisdiction over state chartered savings and loan associations from the Department of Savings and Loans ("DSL") to the newly created DFI and abolishes the DSL; (ii) transfers regulatory jurisdiction over state-chartered industrial loan companies and credit unions from the Department of Corporations to the DFI; and (iii) establishes within the DFI separate divisions for credit unions, commercial banks, industrial loan companies and savings and loans. As the Banking Consolidation Bill has only recently been enacted, it is impossible to predict with any degree of certainty what impact it will have on the banking industry in general and the Banks in particular.

  SAVINGS ASSOCIATION INSURANCE FUND

    Congress has recently passed, and President Clinton has signed into law, provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to re-capitalize the SAIF's successor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions in the late 1980's and early 1990's. The new law required savings and loan associations to bear the cost of re-capitalizing the SAIF and, after January 1, 1997, banks must contribute towards paying off the financing bonds, including interest. In 2000 (or upon the earlier merger, as currently proposed, of the BIF and SAIF), the banking industry will assume the bulk of the payments. Additionally, the new law provides "regulatory relief" for the banking industry by eliminating approximately 30 laws and regulations. The costs and benefits of the new law to the Banks can not currently be accurately predicted.

  INTERSTATE BANKING AND BRANCHING

    On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control
(a) more than 10 percent of the total amount of deposits of insured depository institutions in the United States or (b) 30 percent or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

    The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction. Effective October 2, 1995, California adopted legislation which "opts California into" the Interstate Act. However, the California legislation restricts out of state banks from purchasing branches or starting a de novo branch to enter the California banking market. Such banks may proceed only by way of purchases of whole banks.

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

    The 1995 Acts opts in early for interstate branching, allowing out-of-state banks to enter California by merging or purchasing a California bank or industrial loan company which is at least five years old. Also, the 1995 Act repeals the California Interstate (National) Banking Act of 1986, which regulated the acquisition of California banks by out-of-state bank holding companies. In addition, the 1995 Act permits California state banks, with the approval of the DFI, to establish agency relationships with FDIC-insured banks and savings associations. Finally, the 1995 Act provides for regulatory relief, including (i) authorization for the DFI to exempt banks from the requirement of obtaining approval before establishing or relocating a branch office or place of business, (ii) repeal of the requirement of directors' oaths (California Financial Code Section 682), and (iii) repeal of the aggregate limit on real estate loans (California Financial Code Section 1230).

  HAZARDOUS WASTE CLEAN-UP COSTS

    The Company is aware of legislation and cases relating to hazardous waste clean-up costs and potential liability. Since the Company is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, its primary exposure to enviromental laws is through its lending activities. Based on a general survey of the loan portfolios of the Banks, conversations with local authorities and appraisers, and the type of lending currently and historically done by the Banks, the Company is not reasonably exposed to any significant loss or liability related to such enviromental laws. The Banks have generally not made the types of loans generally associated with hazardous waste contamination problems and the Company is not aware of any potential liability for hazardous waste contamination that might have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

SCB PROPERTIES

    SCB's principal office is located at 4100 Newport Place, Suite 900, Newport Beach, California. In total, as of December 31, 1997, SCB had twenty-one (21) branch offices and two other properties, seven (7) of which were owned and sixteen (16) of which were leased. As part of the merger of NBSC with and into SCB, SCB consolidated certain operations and discontinued operations at six (6) locations, five (5) of which were branch offices, in the first quarter of 1998.

OWNED PROPERTIES

17046 Bellflower Boulevard
Bellflower, California

12802 East Hadley Street
Whittier, California

13525 West Whittier Boulevard
Whittier, California

275 West Central Avenue
Brea, California

10990 Downey Avenue
Downey, California

303 West Katella Avenue
Orange, California

13372 East Telegraph Road
Santa Fe Springs, California

LEASED PROPERTIES

3800-4 (and a portion of 3808) East La Palma   Avenue
Anaheim, California

303 Crescent Avenue
Avalon, California

22831 Lake Forest Drive
El Toro, California

9042 Garfield Avenue
Huntington Beach, California

4180 La Jolla Village Drive,
  Suites 125 and 430
La Jolla, California

LEASED PROPERTIES

16420 Valley View Avenue*
La Mirada, California

401 Glenneyre Street
Laguna Beach, California

30000 Town Center Drive
Laguna Niguel, California

4100 Newport Place
Newport Beach, California

3951 South Plaza Drive
Santa Ana, California Branch

DISCONTINUED PROPERTIES

8010 Santa Ana Canyon Road
Anaheim Hills, California

17330 Brookhurst Street
Fountain Valley, California

17252 Armstrong Avenue*
Irvine, California

2101 West Imperial Highway
La Habra, California

23521 Paseo de Valencia
Laguna Hills, California

625 The City Drive South
Orange, California

*   Non-branch property.

SMB PROPERTIES

    SMB's principal office is located at 1251 Fourth Street, Santa Monica, California. In total, as of January 27, 1998 SMB had thirteen (13) branch offices and eight (8) other properties, ten (10) of which were owned and eleven
(11) of which were leased. Prior to the acquisition of SMB on January 27, 1998, Western had five (5) branch offices, one (1) of which was owned and four (4) of which were leased.

OWNED PROPERTIES

1231 4th Street*
Santa Monica, California

1235 4th Street*
Santa Monica, California

1251 4th Street
Santa Monica, California

1324 5th Street*
Santa Monica, California

1326-30 5th Street*
Santa Monica, California

1327 5th Street*
Santa Monica, California

Corner of 5th and Arizona*
Santa Monica, California

1401 Wilshire Boulevard
Santa Monica, California

4700 Lincoln Boulevard
Marina del Rey, California

1261-1267 Westwood Boulevard*
Los Angeles, California

LEASED PROPERTIES

9444 Wilshire Boulevard
Beverly Hills, California

15910 Ventura Boulevard
Encino, California

1888 Century Park East, Suites 110 & 409
Los Angeles, California

1251 Westwood Boulevard
Los Angeles, California
(Ground lease)

12100 Wilshire Boulevard
Los Angeles, California

23705 West Malibu Road
Malibu, California

15245 Sunset Boulevard
Pacific Palisades, California

1237 4th Street*
Santa Monica, California

3302 Pico Boulevard
Santa Monica, California

2221 Santa Monica Boulevard
Santa Monica, California

152 Santa Monica Place
Santa Monica, California

*   Non-branch property.

For additional information regarding properties of the Company and of the Banks, see "Item 8. Financial Statements and Supplementary Data."

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

    From time to time, the Company and the Banks are party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's and/or the Banks' exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the incurrence of the loss is probable.

    Set forth below is a brief summary of the status of certain pending legal proceedings to which the Company and/or the Banks are subject. Management believes that the reserves which it has established for these matters are adequate at this time. However, litigation is inherently uncertain and no assurance can be given that this or any other litigation will not result in any loss which might be material to the Company and/or the Banks.

PDI LITIGATION

    NBSC v. Vincent E. Galewick, Performance Development, Inc. et al. (the "PDI Litigation"), is an interpleader action filed by NBSC on August 22, 1995 in the Orange County Superior Court. The dispute arose from a demand by the California Department of Corporations under California Government Code Section 7480 on August 17, 1995 for the identification of account names and account number associated with Vincent Galewick and Performance Development, Inc. (collectively "PDI"). As a result of receipt of a declaration by the California Department of Corporations under California Financial Code Section 952, NBSC froze $12,301,113 in PDI's accounts. On August 21, 1995, a temporary restraining order was issued restraining PDI and others from transferring funds. NBSC was thereafter threatened by various parties with lawsuits for refusal to release the funds, and an attack was made on the applicability of the temporary restraining order to the funds. NBSC deposited the funds with the Orange County Superior Court and filed the interpleader action to allow the court to determine the disposition of the funds. In response, the defendants filed a cross complaint against NBSC alleging $25 million (the original claim alleged $45 million and was reduced during discovery) in damages due to lost opportunities, breach of contract, loss of goodwill and damage to their reputation due to the inability to use the $12,301,113. Additional claims for an unspecified amount of punitive damages, consequential damages and incidental damages have been alleged. Discovery has not yet been completed. Trial is anticipated to take place in the fourth quarter of 1998.

FIP LITIGATION

    Financial Institution Partners, L.P. v. California Commercial Bankshares et al., is an action filed by Financial Institution Partners, L.P. (collectively with its purported assignee, Hovde Capital, Inc., "FIP") on December 19, 1996 in the United States District Court for the Central District of California. The dispute arose from the purchase by FIP in December 1995 of 288,888 shares of common stock of CCB (the "Initial Shares") in a private placement at $6.75 per share ($1,949,994 in the aggregate), and FIP's agreement to purchase an additional 266,659 shares of common stock of CCB on or prior to May 5, 1996, subject to satisfaction of certain closing conditions, including the receipt of required regulatory approval, if any.

    FIP informed CCB on April 30, 1996 that it had been informed that no regulatory approval was required for the purchase of additional shares of common stock of CCB. Nevertheless, FIP did not purchase any additional shares of CCB Common Stock pursuant to the agreement and has alleged, among other things, that CCB failed to cooperate fully in the due diligence review of CCB that FIP alleges was a condition precedent to its purchase of those additional shares. On June 11, 1996, FIP requested that CCB either (a) amend the agreement to allow FIP until December 31, 1996 to purchase additional shares of common stock of CCB at an increased purchase price based upon the earnings of CCB from June 1, 1996 through November 30, 1996, or (b) repurchase the Initial Shares for an amount equal to the purchase price, plus $6.00 per share, plus 9 percent interest, plus FIP's legal, accounting and due diligence expenses. On June 28, 1996, CCB informed FIP that its rights to purchase additional shares had expired under the terms of the parties' agreement and declined either to amend the agreement or repurchase the Initial Shares.

    On December 19, 1996, FIP filed a complaint in the United States District Court for the Central District of California against CCB, NBSC and certain of their respective officers and directors alleging claims for breach of contract (declaratory relief and specific performance), violation of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, intentional misrepresentation, negligent misrepresentation, suppression of fact and breach of contract (rescission, restitution and damages). On August 20, 1997, FIP filed a Third Amended Complaint adding the Company as a defendant and alleging additional claims for breach of contact (right of first refusal) and civil violation of Penal Code Section 496. The complaint seeks rescission of FIP's purchase of the Initial Shares, consequential damages in excess of $1,650,000 and punitive damages. In the alternative, FIP seeks a declaratory judgment requiring CCB to sell an additional 266,659 shares to FIP at $6.75 per share if FIP determines it wishes to purchase such shares and requiring CCB and the Company to comply with the terms of the agreement, which FIP contends provides it with a right of first refusal as to any offers by defendants of shares of common stock of CCB in an amount necessary to maintain FIP's agreed beneficial ownership interest in CCB. FIP's complaint does not specify which company's stock it believes it currently has a right of refusal to purchase, or whether the number of shares it believes it has a right, or right of first refusal, to purchase is subject to adjustment as a result of the CCB Merger.

    On September 19, 1997, the Company filed an answer to the complaint. The Company believes that FIP's claims are without merit, that FIP has not been damaged but in fact has earned a substantial profit from its purchase of the Initial Shares, that FIP breached its agreement with CCB, and that FIP has no contractual right or right of first refusal to purchase any shares of Company Common Stock.

FIRST PENSION LITIGATION

  ROUSEAU ACTION

    Rousseau et al. v. Rancho Vista National Bank et al., is an action brought in the San Diego Superior Court on October 23, 1995 by a class of investors who invested pension funds with First Pension, a pension plan administrator, alleging claims against various banks who dealt with First Pension (the "Rouseau Action"). The plaintiffs have stated claims for fraud and deceit, aiding and abetting fraud and deceit, breach of fiduciary duty, constructive fraud and aiding and abetting constructive fraud against a number of financial institutions (the "Bank Defendants"), including SCB as successor to Monarch and NBSC. NBSC and certain of its officers were named as defendants, based on the fact that First Pension deposited investor pension funds into an account at NBSC of which NBSC agreed to be custodian. The plaintiffs allege losses of over $130 million due to the combined alleged wrongdoing of the Bank Defendants. No specific damage claim was alleged against NBSC.

  EVANS ACTION

    Evans v. Home Bank et al., is a suit brought by the receiver for First Pension and related entities in the Central District of California based on the same allegations as in the Rousseau Action (the "Evans Action"). The receiver alleges that NBSC and Monarch improperly delegated their respective fiduciary duties as a custodian of pension funds to First Pension and failed to ensure that all pension assets were transferred to the successor custodian. Plaintiffs have not alleged a specific damage claim against NBSC or Monarch.

  ZWICK ACTION

    Beverly Zwick v. Monarch Bank et al., is a class action brought in the San Diego Superior Court (the "Zwick Action"). The plaintiffs are a class of investors whose funds were deposited by First Pension in custodial accounts held at Monarch. The plaintiffs stated claims for negligence, fraud and aiding and abetting constructive fraud against Monarch and the Company. Plaintiffs claim that Monarch knew or should have known that the now incarcerated principals of First Pension were periodically stealing funds from the custodial accounts through transferring authorized withdrawals to bogus accounts from which the funds were eventually stolen. The damages alleged by the plaintiffs exceed $2,000,000.

  SETTLEMENT

    On February 13, 1998, the Company entered into a Settlement Agreement and Mutual Release, pursuant to which the Company and SCB, as successors to Monarch and NBSC, were released from all claims raised in the Rousseau Action, the Evans Action and the Zwick Action and the Company will pay $1.1 million to be allocated among the various plaintiffs. Before this settlement becomes final, the settlement agreement must be approved by the courts in the various actions. The impact of the settlement has been included in the 1997 consolidated financial statements. See "Item 8. Financial Statements and Supplementary Data."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SCB MERGER

    A special meeting of shareholders of the Company was held on October 10, 1997 (the "SCB Meeting") to consider and vote upon (i) a proposal to approve the principal terms of a proposed merger of SCB with and into the Company; and (ii) to consider and vote upon an amendment to the Company's Bylaws (the "Amendment") to change the authorized number of Directors from a minimum of seven (7) and a maximum of thirteen (13) to a minimum of nine (9) and a maximum of sixteen (16). The total number of shares of Company Common Stock outstanding as of the record date for the SCB Meeting was 7,071,973 shares, each having one vote. The total number of shares of Company Common Stock represented at the SCB Meeting by valid proxy and in person was 5,253,756, which number represented a quorum. 5,234,711 shares of Company Common Stock voted for approval of the principal terms of the SCB Merger, and 1,645 shares of Company Common Stock voted against approval of the principal terms of the SCB Merger. 16,556 shares of Company Common Stock abstained. In addition, 5,220,884 shares of Company Common Stock voted for approval of the Amendment, and 1,546 shares of Company Common Stock voted against approval of the Amendment. 31,326 shares of Company Common Stock abstained.

SMB ACQUISITION

    A special meeting of shareholders of the Company was held on December 23, 1997 (the "SMB Meeting") to consider and vote upon a proposal to approve the principal terms of a proposed merger of SMB with Western (the "SMB Merger"). The total number of shares of Company Common Stock outstanding as of the record date for the SMB Meeting was 10,657,262 shares, each having one vote. The total number of shares of Company Common Stock represented at the SMB Meeting by valid proxy and in person was 7,830,918, which number represented a quorum. 7,810,142 shares of Company Common Stock were voted for approval of the principal terms of the SMB Merger, and 3,513 shares of Company Common Stock were voted against approval of the principal terms of the SMB Merger. 17,263 shares of Company Common Stock abstained.

                                    PART II

ITEM 5.  MARKET FOR COMPANY COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKETPLACE DESIGNATION AND SALES PRICE INFORMATION

    The Company Common Stock trades on the Nasdaq National
Market-Registered Trademark- under the symbol "WEBC." Prior to June 3, 1997, trading in the Company's Common Stock occurred solely "over the counter," and was not extensive. Consequently, the prices listed before that date represent quotations by dealers making a market in Company Common Stock and reflect inter-dealer prices, without adjustments for mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Prior to June 3, 1997, trading in Company Common Stock was limited in volume and may not be a reliable indicator of its market value. On June 3, 1997, Company Common Stock was designated for quotation on the Nasdaq National Market-Registered Trademark- and on that date the Company effected the 8.5-to-1.0 Reverse Stock Split. The prices of Company Common Stock prior to June 3, 1997 in the following table have been adjusted for the Reverse Stock Split. The prices listed below for periods subsequent to June 3, 1997 are as reported by the Nasdaq National Market-Registered Trademark-.

    The number of record holders of Company Common Stock as of March 13, 1998 was approximately 2,190.

    The following table summarizes those trades of Company Common Stock of which management is aware, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 1996:

                                                                              APPROXIMATE SALES
                                                                                    PRICES
QUARTER ENDED                                                                --------------------
(LAST TRADING DAY)                                                             HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
March 31, 1996.............................................................  $   11.05  $    8.93
June 30, 1996..............................................................      17.00       8.50
September 30, 1996.........................................................      14.88       8.50
December 31, 1996..........................................................      29.75      13.86
March 31, 1997.............................................................      34.00      19.13
June 30, 1997..............................................................      37.19      28.63
September 30, 1997.........................................................      33.25      28.63
December 31, 1997..........................................................      33.88      29.88

    On March 13, 1998, the approximate high and low trade price for Company Common Stock was $39.25 and $38.88, respectively.

DIVIDENDS

    Holders of Company Common Stock are entitled to receive dividends declared by the Board of Directors of the Company out of funds legally available therefor under the laws of the State of California and certain federal laws and regulations governing the banking and financial services business. See "Item I. Business--Supervision and Regulation--DIVIDENDS." In addition, the right of holders of Company Common Stock to receive dividends declared by the Company will be subject to the rights of holders of any preferred stock of the Company that may be issued after the date hereof.

    The Company's ability to pay dividends is also limited by the Third Amendment to Revolving Credit Agreement, dated as of January 26, 1998, between the Company and The Northern Trust Company (the "Credit Agreement") which provides that the Company may not declare or pay any dividend other than dividends payable in Company Common Stock or in the ordinary course of business not to exceed 50 percent of net income per fiscal quarter of the Company before goodwill amortization and any restructuring charges incurred in connection with any merger, consolidation or other restructuring contemplated by the Agreement and Plan of Merger, dated as of July 30, 1997 and Restated as of November 20, 1997, by and among the Company, Western and Santa Monica Bank or similar transactions.

    The Company had not paid any dividends since its formation on May 20, 1983; however, on August 20, 1997, the Board of Directors of the Company approved the institution of a quarterly dividend. A dividend of $0.15 per share of Company Common Stock was paid on December 10, 1997 to shareholders of record on November 10, 1997. In addition, the Company declared a dividend of $0.15 per share of Company Common Stock payable on March 27, 1998 to shareholders of record on February 27, 1997. See "Item I. Business--Capital Transactions--DIVIDENDS."

    Because the Company must comply with the CGCL, banking regulations and, if in effect at the applicable time, the Credit Agreement when paying dividends, there can be no assurance that the Company will continue to pay dividends at this level, if at all. See "Item 1. Business--Supervision and Regulation--DIVIDENDS" and "Item 6 & 7. Selected Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations--Balance Sheet Analysis--LIQUIDITY."

RECENT SALES OF UNREGISTERED SECURITIES

    For a discussion of recent sales of unregistered Company Common Stock, see "Item I. Business-- Capital Transactions--CAPITAL RAISING TRANSACTIONS."

ITEMS 6, 7 AND 7A.  SELECTED FINANCIAL DATA, MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; AND QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

OVERVIEW

    The Company serves as the holding company for the Banks. SCB was acquired by the Company in 1997, and thereafter the Company merged NBSC, into which Monarch had previously been merged, into SCB in connection with transactions that were accounted for under the pooling-of-interests method of accounting. The Company acquired Santa Monica Bank in January 1998 through the merger of Santa Monica Bank with and into Western, with Western being the surviving corporation. In connection with the SMB Acquisition, Western changed its name to "Santa Monica Bank." However, because the financial data presented below is as of and for the years and periods ended on or prior to December 31, 1997, the financial data of Santa Monica Bank is not included herein unless otherwise indicated. The Company acquired Western on September 30, 1996 in a transaction which was accounted for using the purchase method of accounting. Consequently, the results of operations contained herein include Western only from the date of the Western Acquisition.

    On June 4, 1997 the Company consummated the CCB Merger, which resulted in the merger of Monarch, a then wholly-owned subsidiary of the Company, with and into NBSC with NBSC being the surviving association as a wholly-owned subsidiary of the Company. References to NBSC refer to the merged entity except where indicated. In connection with the CCB Merger, the Company effected the Reverse Stock Split. Accordingly, all accompanying financial data has been restated to give effect to the Reverse Stock Split.

    On October 10, 1997, the Company consummated the SCB Merger, as a result of which SCB became a wholly-owned subsidiary of the Company. NBSC and SCB executed an Agreement and Plan of Merger, dated as of October 10, 1997, pursuant to which NBSC merged with and into SCB with SCB being the surviving corporation (the "Bank Merger"). The Bank Merger was consummated on December 15, 1997. References to SCB refer to the merged entity except where indicated.

    Each of the CCB Merger and the SCB Merger were accounted for using the pooling-of-interests method of accounting. Accordingly, all accompanying financial information has been restated to combine the consolidated financial information of CCB and SC Bancorp with that of the Company. The consolidated financial information of CCB was combined with that of the Company in restated consolidated financial statements filed in a Current Report on Form 8-K on July 15, 1997. The consolidated financial information of SC Bancorp was combined with that of the Company in supplemental consolidated financial statements filed in a Current Report on Form 8-K on October 24, 1997. For further information regarding the acquisition history of the Company, see "Item 1. Business--Strategic Evolution."

SELECTED FINANCIAL DATA

    The following tables and data set forth statistical information relating to the Company and its subsidiaries for each of the years in the five-year period ended December 31, 1997. Such tables and data reflect the combination of the Company with both CCB and SC Bancorp on June 4, 1997 and October 10, 1997, respectively, each in a merger accounted for as a pooling-of-interests. The following summary financial data was derived from the audited Consolidated Financial Statements of the Company, which reflect the effect of both the CCB Merger and the SCB Merger. This data should be read in conjunction with the audited Consolidated Financial Statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 and related notes included elsewhere herein. See "Item 8. Financial Statements and Supplementary Data." All share data has been adjusted to reflect the Reverse Stock Split.

                                                                                        DECEMBER 31,
                                                            --------------------------------------------------------------------
                                                                1997        1996(1)         1995          1994          1993
                                                            ------------  ------------  ------------  ------------  ------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
CONDENSED STATEMENT OF OPERATIONS DATA:
  Interest income.........................................  $    101,034  $     74,237  $     62,629  $     53,079  $     57,722
  Interest expense........................................        29,358        22,311        19,804        13,388        18,677
                                                            ------------  ------------  ------------  ------------  ------------
  Net interest income.....................................        71,676        51,926        42,825        39,691        39,045
  Provision for loan and lease losses.....................         2,800         1,018         8,564         3,510        17,919
  Non-interest income (other than gains or losses on
    securities and sale of loans and other assets
    transactions).........................................         9,266         8,929         8,373         8,256         8,757
  Gains (losses) on securities transactions...............           342           281          (692)          (24)        7,114
  Gain on sale of loans and other assets, net.............            78           665           145           215       --
  Other non-interest expense..............................        62,977        47,268        40,952        37,879        40,770
  Lower of cost or market adjustment on loans.............       --            --                756       --            --
  Goodwill amortization...................................         2,538         1,004           821           211           167
  OREO expense (income)...................................           242          (134)        3,080         3,145         4,888
                                                            ------------  ------------  ------------  ------------  ------------
    Income (loss) before taxes............................        12,805        12,645        (3,522)        3,393        (8,828)
  Income tax expense (benefit)............................         9,643         3,656        (1,733)        1,680        (1,979)
                                                            ------------  ------------  ------------  ------------  ------------
  Income (loss) before cumulative effect of a change in
    accounting principle..................................         3,162         8,989        (1,789)        1,713        (6,849)
  Cumulative effect of change in accounting principle.....       --            --            --            --                (41)
                                                            ------------  ------------  ------------  ------------  ------------
    Net income (loss).....................................  $      3,162  $      8,989  $     (1,789) $      1,713  $     (6,890)
                                                            ------------  ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------  ------------
PER SHARE DATA (2)(3):
  Basic net income (loss) per share.......................  $       0.30  $       1.11  $      (0.28) $       0.34  $      (1.68)
  Diluted net income (loss) per share.....................  $       0.29  $       1.09  $      (0.28) $       0.33  $      (1.68)
  Cash dividends declared.................................  $       0.30       --            --            --            --
  Dividend payout ratio...................................         100.0%      --            --            --            --
  Book value per share....................................  $      12.18  $      12.36  $      10.64  $      10.52  $      12.59
  Shares used to compute diluted net income (loss) per
    share.................................................    10,731,581     8,248,398     6,486,936     5,150,707     4,093,434
                                                            ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
  Assets..................................................  $  1,383,510  $  1,338,913  $    866,385  $    759,194  $    799,558
  Loans and leases net of deferred fees and unearned
    income (4)............................................       880,734       817,358       543,042       439,241       460,975
  Allowance for loan and lease losses.....................        15,894        15,757        13,130        12,115        19,077
  Securities..............................................       207,514       332,818       184,978       220,095       248,879
  Goodwill................................................        30,430        32,968         4,131         2,464         2,616
  Deposits................................................     1,226,793     1,177,014       774,057       675,971       731,829
  Borrowings..............................................        12,751        20,290         7,366        15,161        10,168
  Shareholders' equity....................................       129,655       129,047        77,628        62,274        51,572
                                                            ------------  ------------  ------------  ------------  ------------
ASSET QUALITY:
  Nonaccrual loans and leases.............................  $      7,488  $     16,157  $     17,303  $     16,814  $     27,996
  OREO....................................................         6,261         7,082         4,388         9,130         9,715
                                                            ------------  ------------  ------------  ------------  ------------
    Total nonaccrual loans and leases and OREO............  $     13,749  $     23,239  $     21,691  $     25,944  $     37,711
                                                            ------------  ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------  ------------
PERFORMANCE RATIOS:
  Return on average assets................................          0.23%         0.90%        (0.21)%         0.22%        (0.79)%
  Return on average shareholders' equity..................          2.37%         9.78%        (2.59)%         2.65%       (12.54)%
  Net interest spread.....................................          4.79%         4.64%         4.62%         4.91%         4.20%
  Net interest margin.....................................          5.99%         5.88%         5.78%         5.74%         4.93%
  Average shareholders' equity to average assets..........          9.82%         9.25%         8.31%         8.20%         6.26%
ASSET QUALITY RATIOS:
  Nonaccrual loans and leases to gross loans and leases...          0.85%         1.97%         3.18%         3.81%         6.05%
  Nonaccrual loans and leases and OREO to total assets....          0.99%         1.74%         2.50%         3.42%         4.72%
  Allowance for loan and lease losses to total loans and
    leases................................................          1.80%         1.92%         2.41%         2.75%         4.12%
  Allowance for loan and lease losses to nonaccrual loans
    and leases............................................           212%           98%           76%           72%           68%
  Net charge-offs to average loans and leases.............          0.31%         0.59%         1.68%         2.43%         2.50%

------------------------------

(1) Includes the accounts and operating results of Western since the September 30, 1996 acquisition date.

(2) Excludes stock options as common stock equivalents in 1995 and 1993 as the effect thereof was antidilutive.

(3) The Company adopted SFAS No. 128 on December 31, 1997. Diluted net income per share for all prior periods has been restated to reflect adoption of SFAS No. 128. See Note 1 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

(4) Does not include loans available for sale.

BALANCE SHEET ANALYSIS

  OVERVIEW

    The Company had total assets of approximately $1.4 billion at December 31, 1997 as compared to total assets of approximately $1.3 billion at December 31, 1996. At January 31, 1998, the Company had total assets of approximately $2.1 billion after giving effect to the SMB Acquisition. Historical amounts have been restated for the CCB Merger and the SCB Merger through the use of pooling-of-interests accounting. See "Item 1. Business--Strategic Evolution." The Company's total deposits increased from approximately $1.18 billion at December 31, 1996 to approximately $1.23 billion at December 31, 1997 and, after giving effect to the SMB Acquisition, to approximately $1.78 billion at January 31, 1998. Common Shareholders' Equity has increased from approximately $129.0 million at December 31, 1996 to $129.7 million at December 31, 1997 and to $281.1 million at January 31, 1998.

    On July 30, 1997, the Company, Western and Santa Monica Bank entered into a definitive agreement for the merger of Santa Monica Bank with a subsidiary of the Company, subject to approval by the banking regulators and shareholders of both companies. On January 27, 1998, the Company consummated the SMB Acquisition through the merger of Santa Monica Bank with and into Western. As part of the SMB Acquisition, the name of Western was changed to "Santa Monica Bank." Upon the SMB Acquisition becoming effective, each share of SMB Common Stock issued and outstanding at the time was converted into the right to receive either (i) $28.00 in cash or (ii) 0.875 shares of Company Common Stock. Of the 7,084,244 shares of SMB Common Stock outstanding at the time of the acquisition, approximately 57.3 percent elected to receive the Cash Consideration, resulting in a payment of $113,722,700 in the aggregate, and 42.7 percent received the Stock Consideration, resulting in the issuance of approximately 2,646,000 shares of Company Common Stock. In order to fund a part of the Cash Consideration payments, the Company issued an additional 2,327,550 shares of Company Common Stock to certain private investors for $65,171,400 in the aggregate. Accordingly, in the aggregate approximately 4,973,550 shares of Company Common Stock were issued in connection with the SMB Acquisition. The total value of the consideration paid in the SMB Acquisition was approximately $198.4 million in Company Common Stock and cash.

    The SMB Acquisition will be accounted for using the purchase method of accounting. At December 31, 1997, based on unaudited data heretofore made available to the Company SMB had total assets of $678 million, deposits of $593 million, shareholders' equity of $81 million and approximately 7.1 million shares of SMB Common Stock outstanding. For the year ended December 31, 1997, SMB reported net income and net income per share of approximately $10.9 million and $1.54, respectively.

    Following is an analysis of the Company's assets and liabilities as of December 31, 1997. Because the SMB Acquisition was consummated on January 27, 1998, the following analysis does not include a discussion of SMB unless otherwise indicated.

  CAPITAL ACTIVITIES

    In August 1997 the Company instituted a quarterly dividend and thereafter declared a dividend of $0.15 per share payable on December 10, 1997 to shareholders of record on November 10, 1997. In November 1997 the Company declared a dividend of $0.15 payable on March 27, 1998 to shareholders of record February 27, 1998. For a more detailed description of the Company's dividends, See "Item 1. Business--Capital Transactions--DIVIDENDS" and "Item 5. Market For Registration's Common Stock and Related Security Holder Matters--Dividends."

    On October 10, 1997, the Company consummated the SCB Merger, pursuant to which, approximately 3,555,500 shares of Company Common Stock (prior to adjustment for fractional shares) were issued as consideration. (For further information on the SCB Merger, see "Item 1. Business--Strategic Evolution-- SCB MERGER" and Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data.")

    On June 4, 1997, the Company consummated the CCB Merger, pursuant to which, 3,043,226 shares of Company Common Stock were issued as consideration. In addition, on June 3, 1997, in connection with the CCB Merger, the Company completed an 8.5 to 1 Reverse Stock Split. (For further information on the CCB Merger, see "Item 1. Business--Strategic Evolution--CCB MERGER" and Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data.") All share amounts herein have been restated to give effect to the Reverse Stock Split. See "Item 1. Business-- Capital Transactions--REVERSE STOCK SPLIT."

    On September 30, 1996, the Company acquired all of the issued and outstanding shares of Western. The Company funded the purchase price with the issuance of 3,076,045 shares of Company Common Stock in the 1996 Private Placement from which the Company raised approximately $42.2 million, net of approximately $0.9 million in issuance costs, and from the proceeds of a three year loan of $26.5 million from The Northern Trust Company. A $15.5 million dividend was declared by Western concurrently with the completion of the Western Acquisition and paid to the Company, which was used to reduce the $26.5 million note to $11 million. See "Item 1. Business--Strategic Evolution--WESTERN ACQUISITION," "Item 1. Business--Capital Transactions--CAPITAL RAISING TRANSACTIONS," and Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

    In the third quarter of 1995, the Company issued and sold 339,635 shares of Company Common Stock pursuant to the Rights Offering. The net proceeds from the Rights Offering were $3.5 million which increased the Company's capital. See "Item 1. Business--Capital Transactions--CAPITAL RAISING TRANSACTIONS." On March 31, 1995, the Company completed the 1995 Private Placement in which 534,958 shares of Company Common Stock were issued from which it raised approximately $6.1 million. Proceeds from the offering were used: (i) to pay approximately $470 thousand in offering expenses; (ii) to increase the Company's investment in Monarch by $3.6 million; and (iii) $54 thousand to retire Company debt. Approximately $2.1 million in cash from such proceeds was retained by the Company for future operating needs or investments. The capital increase for Monarch was sufficient to comply fully with the terms of certain regulatory orders to increase its leverage capital ratio to 7.0 percent or more. See "Item
1. Business--Capital Transactions--CAPITAL RAISING TRANSACTIONS."

    In November 1995, CCB sold 474,000 shares of CCB Common Stock, no par value, in the CCB Private Placement at $6.75 per share for the purpose of contributing most of the proceeds into NBSC as additional capital. Of the total proceeds of $3.2 million, CCB invested $2.9 million in NBSC as paid in capital in December 1995. The increased capital allowed CCB and NBSC to meet certain regulatory commitments to increase capital, provided an additional source of funds that could be used to fund earning assets, and to allow for possible future growth opportunities. See "Item 1. Business--Capital Transactions--CAPITAL RAISING TRANSACTIONS" and Notes 2 and 9 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  CASH LIQUIDITY

    The Company defines "Cash Liquidity" at the Banks as cash and cash equivalents and securities available for sale less pledged securities and reserve requirement divided by total deposits, treasury, tax and loan borrowings and other borrowings less securities pledged for deposit balances. During 1997, the Banks consistently maintained cash liquidity of approximately 25 percent or greater, which was a product of low demand for loans and high underwriting standards established during the latter part of a major recession. The Banks were also hesitant to commit liquid funds to mid- to long-term investments during a period when the yield curve was relatively flat such as existed during most of 1997, and in anticipation of increased funding needs as the loan portfolios of the Banks grow.

    The primary sources of liquidity of the Company on a stand alone basis (the "Parent Company") are the receipt of dividends from the Banks, the ability to raise capital (See "--CAPITAL ACTIVITIES") and a revolving line of credit (See "--BORROWINGS"). The availability of dividends from the Banks is limited by various statutes and regulations of state and federal law. (See Note 9 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business-- Supervision and Regulation--DIVIDENDS"). California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank's last preceding fiscal year only after obtaining the prior approval of the DFI. In conjunction with the acquisition of SMB on January 27, 1998, the Company received approval to take additional dividends from SCB and SMB. In January 1998, dividends of $9 million and $45 million were taken from SCB and SMB, respectively.

  INVESTMENT PORTFOLIO

    The fair value of securities available for sale decreased approximately $118 million from $320.3 million at December 31, 1996 to $201.9 million at December 31, 1997. This decrease is largely attributable to increased loan production and an increase in federal funds investments.

    The fair value of securities available for sale at the dates indicated are summarized in the table below:

                                                                      DECEMBER 31,
                                                           ----------------------------------
                                                              1997        1996        1995
                                                           ----------  ----------  ----------
                                                                 (DOLLARS IN THOUSANDS)
U.S. Government securities...............................  $  107,536  $  168,353  $   45,452
U.S. Agency securities or insured obligations............      53,515      92,393      65,783
Mortgage-backed securities...............................      39,633      48,290      54,353
Other debt securities....................................       1,220       1,860         416
                                                           ----------  ----------  ----------
  Total debt securities..................................     201,904     310,896     166,004
Mutual funds.............................................      --           9,078       9,240
Other equity securities..................................      --             283         250
                                                           ----------  ----------  ----------
  Total..................................................  $  201,904  $  320,257  $  175,494
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    In 1997, to bring all Banks under the Company's asset/liability management philosophy, the Banks reclassified their entire held-to-maturity portfolio to available-for-sale. At that time, the Banks collectively held approximately $2.9 million in municipal, treasury note, collateralized mortgage obligations ("CMOs") and agency securities as held-to-maturity.

    The following table shows the maturities of debt securities available for sale at December 31, 1997 (Dollars in thousands):

                                                                                     1 YEAR THRU               5 YEARS THRU
                                     TOTAL                1 YEAR OR LESS               5 YEARS                   10 YEARS
                             ----------------------  ------------------------  ------------------------  ------------------------
                              AMOUNT       YIELD       AMOUNT        YIELD       AMOUNT        YIELD       AMOUNT        YIELD
                             ---------     -----     -----------     -----     -----------     -----     -----------     -----
US Government securities...  $ 107,536        5.87%   $  62,128         5.90%   $  45,408         5.83%   $  --           --
US Agency or insured
  obligations..............     53,515        6.09%      20,457         5.77%      32,448         6.29%      --           --
Mortgage-backed
  Securities...............     39,633        6.56%      12,168         7.05%      16,149         6.42%       6,146         6.29%
Other debt securities......      1,220        4.31%      --           --              365         3.81%         404         4.27%
                             ---------               -----------               -----------               -----------
  Total....................  $ 201,904        6.05%   $  94,753         6.02%   $  94,370         6.08%   $   6,550         6.17%
                             ---------               -----------               -----------               -----------
                             ---------               -----------               -----------               -----------
  Amortized cost...........  $ 202,064                $  94,837                 $  94,496                 $   6,615
                             ---------               -----------               -----------               -----------
                             ---------               -----------               -----------               -----------


                                  OVER 10 YEARS
                             ------------------------
                               AMOUNT        YIELD
                             -----------     -----
US Government securities...      --           --
US Agency or insured
  obligations..............         610         6.09%
Mortgage-backed
  Securities...............       5,170         6.16%
Other debt securities......         451         4.76%
                             -----------
  Total....................   $   6,231         6.05%
                             -----------
                             -----------
  Amortized cost...........   $   6,116
                             -----------
                             -----------

    The following table shows the carrying amounts of the securities held to maturity at the dates indicated.

                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
U.S. Government securities.......................................  $  --      $   1,147  $     485
U.S. Agency securities...........................................     --          3,989      4,500
Mortgage-backed securities.......................................     --          1,921      1,676
                                                                   ---------  ---------  ---------
                                                                   $  --      $   7,057  $   6,661
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    At December 31, 1997, the Company did not have investments in securities issued by any one non-federal issuer which exceeded ten percent of shareholders' equity.

    The Banks may hold derivative securities as part of their investment portfolios. At December 31, 1997, the Bank's held three CMOs with an amortized cost of approximately $1.042 million and a current market value of approximately $1.052 million. The weighted average yield of these investments was 7.19 percent and the weighted average life was 1.88 years as of December 31, 1997. All three CMOs have been tested no less than annually using the Federal Financial Institutions Examination Council ("FFIEC") "High Risk Security Test" and each of the securities has passed the annual tests. This stress test is used by bank regulators to assess the relative risks of investments in CMOs. A security that passes this test is not considered to be "high-risk;" a security that fails the test may be subject to additional regulatory scrutiny, and under the most severe case, the bank could be asked to sell the security.

    The Banks do not have securities trading accounts and do not intend to trade securities. For further information, see Note 4 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  LOAN AND LEASE PORTFOLIO

    The Company, through the Banks, concentrates its lending activities in three principal areas

    (1) REAL ESTATE LOANS. Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior trust deeds on specific properties and equity lines of credit. The properties collateralizing real estate loans are principally located in the Company's primary market areas of Los Angeles, Orange and San Diego counties and the contiguous communities. The construction loans are comprised of loans on residential and income producing properties generally have terms of less than two years and typically bear an interest rate that floats with the prime rate or other established index. The miniperm loans finance the purchase and/or ownership of income producing properties. Miniperm loans are generally made with an amortization schedule ranging from fifteen to thirty years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior trust deeds on real properties. They bear a rate of interest that floats with the prime rate, LIBOR, or other established index and have maturities of five to seven years. The Company also makes a small number of loans on 1-4 family residential properties and 5 or more unit residential properties. From time to time, the Company purchases participation interests in loans made by other institutions. These loans are subject to the same underwriting criteria and approval process as loans made directly by the Company. The Banks' real estate portfolio is subject to certain risks, including
(i) a possible downturn in the Southern California economy such as that which occurred during the early 1990's, (ii) interest rate increases due to inflation,
(iii) reduction in real estate values in Southern California, and (iv) continued increase in competitive pricing and loan structure. The Banks strive to reduce the exposure to such risks by (i) reviewing each loan request and renewal individually, (ii) using a dual signature approval system, whereby both the marketing and credit administration departments must approve each request individually, and (iii) following strict written loan policies. Each loan request is reviewed on the basis of the Bank's ability to recover both principal and interest in view of the inherent risks.

    (2) COMMERCIAL LOANS. Commercial loans are made to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, the Company's policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and are generally (with some exceptions) collateralized by short term assets such as accounts receivable and inventory (monitored by the Company's asset based lending department), equipment or real estate and generally have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the prime rate, LIBOR, or other established index. Commercial term loans are typically made to finance the acquisition of fixed assets, to refinance short term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. Commercial term loans may be collateralized by the asset being acquired or other available assets and bear interest which either floats with the prime rate, LIBOR, or other established index or is fixed for the term of the loan. The Banks' portfolio of commercial loans is subject to certain risks, including (i) a possible downturn in the Southern California economy which could potentially be brought on by large companies or industries leaving the state, (ii) possible higher interest rates, and (iii) the possible deterioration of companies financial capabilities over time. The Banks strive to reduce the exposure to such risks through (i) a dual signature approval system, whereby both the marketing and credit administration departments must approve each credit request individually, and (ii) following strict written loan policies. In addition, loans based on short term asset values are monitored on a monthly or quarterly bases. In general, the Banks receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and react to any deterioration noted.

    (3) CONSUMER LOANS AND LEASES. Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Company also makes leases on new and used automobiles. These leases may be closed-end or commercial leases, have terms of one to five years and bear interest at a fixed rate. The Banks' consumer loan portfolio is subject to certain risks, including (i) the high amount of credit offered to consumers in the market, (ii) the possibility of higher interest rates due to possible inflation, and (iii) the consumer bankruptcy laws which allow consumers to discharge certain debts. The Banks strive to reduce the exposure to such risks through (i) the use of standardized credit scoring techniques which are continually updated in light of any recent trends and (ii) the direct approval of loans in excess of $100,000 by credit administration department using a dual signature system of approval and strict adherence with written credit policies.

    In addition to the dual signature method of loan approval and strict adherence to written lending policies, all major loan commitments are reviewed after approval, on a monthly basis, by an outside, independent loan review team.

    The following table sets forth the amount of loans and leases outstanding at the end of the following periods including loans and leases available for sale, according to the type of loan. The Company's lending activities are predominantly in Southern California, and the Company has no foreign loans.

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
Real estate construction.............................  $   65,982  $   59,952  $   31,403  $   33,854  $   45,615
Real estate mortgage.................................     377,293     313,620     188,842     170,731     184,965
Commercial...........................................     362,083     342,737     248,259     174,058     174,143
Leases...............................................       1,934       3,027       3,463       4,159       4,532
Installment and other................................      76,052     100,456      72,837      58,115      53,430
                                                       ----------  ----------  ----------  ----------  ----------
  Gross loans and leases.............................     883,344     819,792     544,804     440,917     462,685
                                                       ----------  ----------  ----------  ----------  ----------
Less:
  Unearned lease income..............................        (226)       (364)       (399)       (544)       (562)
  Deferred loan fees.................................      (2,384)     (2,070)     (1,363)     (1,132)     (1,148)
  Allowance for loan and lease losses................     (15,894)    (15,757)    (13,130)    (12,115)    (19,077)
                                                       ----------  ----------  ----------  ----------  ----------
    Net loans and leases.............................  $  864,840  $  801,601  $  529,912  $  427,126  $  441,898
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

    Gross loans increased $63.6 million from $819.8 million at December 31, 1996 to $883.3 million at December 31, 1997 and the allowance for loan and lease losses increased $137 thousand from $15.8 million at December 31, 1996 to $15.9 million at December 31, 1997. The increase in loans and leases during 1997 is attributable primarily to the continued growth of the Southern California economy and the associated borrowing requirements of the Company's customers to participate in that growth. The minimal growth in the allowance for loan and lease losses during 1997 is attributable primarily to a significant reduction in non-performing loans and leases during the period.

    With certain exceptions, a bank is permitted under California law to make loans to a single borrower in aggregate amounts up to 25 percent of the sum of shareholders' equity (excluding goodwill and the effect of the unrealized gain or loss on securities available for sale included in shareholders' equity), allowance for loan and lease losses, capital reserves, if any, and debentures, if any, for "secured loans" (as defined for regulatory purposes), and up to 15 percent of such sum for the aggregate of "unsecured loans" (as defined for regulatory purposes). As of December 31, 1997 these consolidated lending limits for the Banks were approximately $31.0 million for secured loans, and approximately $18.6 million for unsecured loans. The Company sells participations in loans between its subsidiaries and to outside parties where necessary to stay within lending limits or otherwise to limit the Company's exposure in particular credits. Where deemed appropriate to better utilize available funds, the Company may purchase participations in loans. At December 31, 1997, there are no loans outstanding to a single borrower which exceed these limits.

    MATURITIES OF LOANS AND LEASES. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower.

Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table below is based on contractual maturities at December 31, 1997:

                                                            ONE YEAR
                                              ONE YEAR OR  THROUGH 5     OVER 5
                                                 LESS        YEARS       YEARS       TOTAL
                                              -----------  ----------  ----------  ----------
                                                              (IN THOUSANDS)
Real estate construction....................   $  50,774   $   13,247  $    1,961  $   65,982
Real estate mortgage........................      67,890      171,052     138,351     377,293
Commercial..................................     191,780      119,114      51,189     362,083
Installment, leases, and other..............      31,347       28,082      18,557      77,986
                                              -----------  ----------  ----------  ----------
    Total...................................   $ 341,791   $  331,495  $  210,058  $  883,344
                                              -----------  ----------  ----------  ----------
                                              -----------  ----------  ----------  ----------
Loan maturing after one year with:
  Fixed interest rates......................               $  145,539  $  116,598
  Variable interest rates...................                  185,956      93,461
                                                           ----------  ----------
    Total...................................               $  331,495  $  210,058
                                                           ----------  ----------
                                                           ----------  ----------

    NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND LEASES. The following table shows the Company's nonaccrual, past due and restructured loans and leases.

                                                                                 AT DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1997       1996       1995       1994       1993
                                                              ---------  ---------  ---------  ---------  ---------
                                                                             (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases:
  Real estate construction..................................  $  --      $   1,031  $   4,545  $   7,021  $   6,505
  Real estate mortgage......................................      6,331     11,471     10,983      1,479     10,308
  Commercial................................................        844      2,454      1,572      7,862     10,838
  Leases....................................................     --         --             27     --             26
  Installment and other.....................................        313      1,201        176        452        319
                                                              ---------  ---------  ---------  ---------  ---------
    Total...................................................  $   7,488  $  16,157  $  17,303  $  16,814  $  27,996
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Total nonaccrual loans and leases as a percentage of gross
  loans and leases..........................................        .85%      1.97%      3.18%      3.81%      6.05%
Allowance for loan and lease losses to nonaccrual loans and
  leases....................................................     212.26%     97.52%     75.88%     72.05%     68.14%
Loans past due 90 days or more on accrual status:
  Real estate mortgage......................................  $  --      $  --      $  --      $     199  $     124
  Commercial................................................         23        193     --          1,014        375
  Installment and other.....................................          8     --         --         --              6
                                                              ---------  ---------  ---------  ---------  ---------
    Total...................................................  $      31  $     193  $  --      $   1,213  $     505
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Restructured loans:
  On accrual status.........................................  $   3,107  $   1,887  $   4,528  $   3,262  $  --
  On nonaccrual status(1)...................................      6,346      5,170        168      8,024      1,399
                                                              ---------  ---------  ---------  ---------  ---------
    Total...................................................  $   9,453  $   7,057  $   4,696  $  11,286  $   1,399
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------

------------------------

(1) Included in nonaccrual loans above.

    Nonaccrual loans decreased $8.7 million from $16.2 million at December 31, 1996 to $7.5 million at December 31, 1997. The decrease represents an improvement of $6.6 million in Western's nonaccrual loans and leases due to two real estate loans which were foreclosed upon, converted to OREO and subsequently sold during 1997. Nonaccrual loans and leases at SCB decreased by approximately $2.1 million during the same period of time due in part to the addition of a $2.8 million real estate loan, payments on nonaccrual loans by borrowers, and the transfer of one real estate loan for $867 thousand to OREO. Total nonaccrual loans and leases as a percentage of gross loans and leases decreased from 1.97 percent at December 31, 1996 to .85 percent at December 31, 1997.

    There are no commitments to lend additional funds to borrowers listed as nonaccrual or past due 90 days or more.

    The Company's policy concerning non-performing loans is to cease accruing interest, and to charge off all accrued and unpaid interest on loans which are past due as to principal and/or interest for at least 90 days, or at such earlier time as management determines timely collection of the interest to be in doubt. However, in certain circumstances loans which are past due 90 days or more may continue accruing interest or interest may not be charged off when the related loans are well secured or in the process of being collected. When the Company receives cash on nonaccrual loans or leases, the Company's policy is to record such receipts first as a reduction to the principal and then as interest income. A non-performing loan or lease may be returned to accrual status if the loan or lease performs for a period of six months.

    The Company has not been active in areas that involve hazardous waste. Based on portfolio reviews by the Company and credit reviews during regulatory examinations, one loan with a principal balance of $2.8 million has been identified being impacted by hazardous material. At this time the resolution of this hazardous material issue is not expected to have a material impact on the Company.

    POTENTIAL PROBLEM LOANS AND IMPAIRED LOANS. "Impaired loans" are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category of "nonaccrual loans," although the two categories overlap. "Nonaccrual loans" include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

    At December 31, 1997 and 1996, impaired loans and leases and the related specific loan and lease loss allowances were as follows:

                                                                                                1997
                                                                                -------------------------------------
                                                                                              ALLOWANCE
                                                                                              FOR LOAN
                                                                                 RECORDED     AND LEASE       NET
                                                                                INVESTMENT     LOSSES     INVESTMENT
                                                                                -----------  -----------  -----------
                                                                                           (IN THOUSANDS)
With specific allowances......................................................   $   2,118    $     679    $   1,439
Without specific allowances...................................................      11,364       --           11,364
                                                                                -----------  -----------  -----------
  Total impaired loans and leases.............................................   $  13,482    $     679    $  12,803
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------

                                                                                                1996
                                                                                -------------------------------------
                                                                                              ALLOWANCE
                                                                                              FOR LOAN
                                                                                 RECORDED     AND LEASE       NET
                                                                                INVESTMENT     LOSSES     INVESTMENT
                                                                                -----------  -----------  -----------
                                                                                           (IN THOUSANDS)
With specific allowances......................................................   $   9,938    $   2,172    $   7,766
Without specific allowances...................................................      11,096       --           11,096
                                                                                -----------  -----------  -----------
  Total impaired loans and leases.............................................   $  21,034    $   2,172    $  18,862
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------

    Except as reflected above, management is not aware of any borrowers who are experiencing severe financial difficulties, or who, in the normal course of business, represent any identified loss potential. The Company monitors all loans and completes a monthly internal watch list report, which is inclusive of both loans past due and borrowers that have been identified for closer monitoring.

    LOAN CONCENTRATIONS. The Company's lending activities are predominantly in Southern California. Other than this geographical concentration, the Company considers the loan portfolios to be diverse, and there are no specific concentrations to any one borrower or group of borrowers that are engaged in similar activities which would cause them to be similarly impacted by economic or other considerations.

  SUMMARY OF LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

    The following table summarizes loan balances, loans charged off, the provision for loan and lease losses charged to expense, the allowance, and loan recoveries.

                                                                 AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Balance at the beginning of the year.................  $   15,757  $   13,130  $   12,115  $   19,077  $   13,687
  Loans and leases charged off:
    Real estate mortgage.............................       1,600       1,632       5,335       5,318       4,503
    Real estate construction.........................      --           1,017         739       3,695       1,394
    Commercial.......................................       2,007       1,481       2,567       3,321       7,066
    Leases...........................................      --              27          11          48         120
    Installment and other............................         558         518         925         511         969
                                                       ----------  ----------  ----------  ----------  ----------
      Total loans and leases charged off.............       4,165       4,675       9,577      12,893      14,052
                                                       ----------  ----------  ----------  ----------  ----------
  Recoveries on loans and leases charged off:
    Real estate mortgage.............................          93         138         542         488          10
    Real estate construction.........................          41           9      --             228           2
    Commercial.......................................       1,198         873         625       1,541       1,281
    Leases...........................................      --          --              34          52          12
    Installment and other............................         170         103         210         112         218
                                                       ----------  ----------  ----------  ----------  ----------
      Total recoveries on loans and leases charged
        off..........................................       1,502       1,123       1,411       2,421       1,523
                                                       ----------  ----------  ----------  ----------  ----------
      Net loans and leases charged off...............       2,663       3,552       8,166      10,472      12,529
                                                       ----------  ----------  ----------  ----------  ----------
  Provision charged to operating expense.............       2,800       1,018       8,564       3,510      17,919
  Addition to allowance due to:
    Acquisition of Western...........................      --           5,041      --          --          --
    Loan portfolio purchases.........................      --             120         617      --          --
                                                       ----------  ----------  ----------  ----------  ----------
Balance at the end of the year.......................  $   15,894  $   15,757  $   13,130  $   12,115  $   19,077
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Loans:
  Average loans and leases outstanding during year...  $  868,466  $  601,115  $  485,983  $  431,429  $  501,166
  Gross loans and leases at end of year..............  $  883,344  $  819,792  $  544,804  $  440,917  $  462,685
Ratios:
  Net loans and leases charged off to average loans
    and leases.......................................       0.31%       0.59%       1.68%       2.43%       2.50%
  Allowance as a percent of end of year loans and
    leases...........................................       1.80%       1.92%       2.41%       2.75%       4.12%

    The allowance for loan and lease losses increased from $15.8 million at December 31, 1996 to $15.9 million at December 31, 1997. Net loans and leases charged-off decreased $889 thousand from $3.6 million at December 31, 1996 to $2.7 million at December 31, 1997, and the provision charged to operating expense increased $1.8 million from $1.0 million at December 31, 1996 to $2.8 million at December 31, 1997, respectively.

    The Company's local markets were severely affected by the recession in 1993 through 1995, and in several instances borrowers who had never reported financial difficulties as well as borrowers whose loans were past due declared bankruptcy. During 1996 the economy started a slow recovery which was evidenced by the decrease in net charge-offs for 1996 and 1997.

    The allowance for loan and lease losses as a percentage of end of year loans and leases has declined from 4.12 percent at December 31, 1993 to 1.80 percent at December 31, 1997 along with a decline in the percentage of net loans and leases charged off to average loans and leases from 2.50 percent at December 31, 1993 to 0.31 percent at December 31, 1997. While the allowance as a percentage of end of year loans and leases has declined from 1.92 percent to 1.80 percent from December 31, 1996 to 1997, respectively, the allowance for loan and lease losses as a percentage of nonaccrual loans has increased from 98 percent to 212 percent from December 31, 1996 to December 31, 1997, respectively.

    The following table reflects management's allocation of the allowance for loan and lease losses by loan category and the ratio of loans and leases in each category to total loans and leases at December 31 for each of the last five years:

                                                                      ALLOWANCE AS OF DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
Real estate construction.............................  $      891  $      726  $      864  $    2,576  $    3,297
Real estate mortgage.................................       4,730       6,891       4,439       3,978       5,193
Commercial...........................................       6,580       4,118       4,246       3,192       5,311
Leases...............................................          47          47          47          88          85
Installment and other................................       1,243       1,109       1,243         978         714
Not allocated........................................       2,403       2,866       2,291       1,303       4,477
                                                       ----------  ----------  ----------  ----------  ----------
    Total............................................  $   15,894  $   15,757  $   13,130  $   12,115  $   19,077
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

                                                                    LOANS AND LEASES AT DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
Real estate construction.............................  $   65,982  $   59,952  $   31,403  $   33,854  $   45,615
Real estate mortgage.................................     377,293     313,620     188,842     170,731     184,965
Commercial...........................................     362,083     342,737     248,259     174,058     174,143
Leases...............................................       1,934       3,027       3,463       4,159       4,532
Installment and other................................      76,052     100,456      72,837      58,115      53,430
                                                       ----------  ----------  ----------  ----------  ----------
    Total............................................  $  883,344  $  819,792  $  544,804  $  440,917  $  462,685
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

                                                                  PERCENT OF LOANS AND LEASES
                                                                  TO TOTAL LOANS AND LEASES AT
                                                                          DECEMBER 31,
                                                                --------------------------------
                                                                1997   1996   1995   1994   1993
                                                                ----   ----   ----   ----   ----
  Real estate construction....................................    7%     8%     6%     8%    10%
  Real estate mortgage........................................   43%    38%    35%    39%    40%
  Commercial..................................................   41%    42%    45%    39%    38%
  Leases......................................................    0%     0%     1%     1%     1%
  Installment and other.......................................    9%    12%    13%    13%    11%
                                                                ----   ----   ----   ----   ----
      Total...................................................  100%   100%   100%   100%   100%
                                                                ----   ----   ----   ----   ----
                                                                ----   ----   ----   ----   ----

    The allowance for loan and lease losses allocated to the loan and lease categories shown above is based on previous loan and lease loss experience, the level of nonaccrual loans, management's review of classified loans, evaluation of the current loan portfolio, and anticipated economic conditions. While the allowance for loan and lease losses is allocated to specific loans and to portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety.

    At December 31, 1997, the Company had identified impaired loans with a recorded investment of approximately $13.5 million. An allowance of $679 thousand, representing the difference between the value of collateral supporting these loans and their outstanding balance, is included in the allowance for loan and lease losses. For further information on loans and leases, see Note 5 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

    The Company has an established monitoring system for its loans and leases in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and the adequacy of allowance for loan and lease losses in a timely manner. All problem loans and leases are monitored on a monthly basis making appropriate adjustments to grade classifications where necessary. This monitoring system and allowance methodology includes a loan-by-loan and lease-by-lease analysis for all classified loans and leases as well as loss factors for the balance of the portfolio that are based on migration analysis relative to both the classified and the unclassified portion of the portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquencies, and risk levels of classified loans and leases and particular loan and lease pool categories.

    The Company is required under applicable law and regulations to review its assets on a regular basis and to classify them as "pass," "special mention," "substandard," "doubtful," or "loss." An asset which possesses no apparent weakness or deficiency is designated "pass." An asset which possesses weaknesses or deficiencies deserving close attention is designated as "special mention." An asset, or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. Substandard assets are characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if a probable loss of principal and/or interest exists but the amount of the loss, if any, is subject to the outcome of future events, which are undeterminable at the time of classification. If an asset, or portion thereof, is classified as "loss," the Company charges off such amount.

    On a quarterly basis, senior management and the board of directors of the Company review the adequacy of the allowance for loan and lease losses. Special Asset Credit Reports ("SAC Reports") are prepared and reviewed by senior management for each loan and lease on the Company's classified asset listing. SAC Reports include all pertinent details about the loan or lease, a write-up of the current status, steps being taken to correct any problems, a detailed workout plan and recommendations as to a classification of the loans and leases as "pass," "special mention," "substandard," "doubtful," or "loss." Loans and leases classified as "loss" are immediately charged against the allowance for loan and lease losses.

    Based on the foregoing discussion and all of the factors analyzed by management in determining the adequacy of the allowance for loan and lease losses, management believes that the allowance is adequate at December 31, 1997. Management utilizes its best judgement in providing for possible loan and lease losses and establishing the allowance for loan and lease losses. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. Although the Company believes that its allowance for loan and lease losses is adequate, there can be no assurance that the allowance will be adequate to cover future loan and lease losses.

  OTHER REAL ESTATE OWNED

    Other real estate owned ("OREO") is comprised of real estate acquired through foreclosure or through the receipt of a deed in lieu of foreclosure. These assets are recorded at the lower of the carrying value of the loan or the fair value less selling costs of the related real estate. The excess carrying value, if any, over the fair market value of the asset received is charged to the allowance for loan and lease losses at the time of acquisition. Any subsequent decline in the fair market value of the OREO is recognized as a charge to operations and a corresponding decrease to the OREO asset. Gains from sales and operating expenses associated with OREO assets are included in operations when realized.

    The following table summarizes the Company's net OREO portfolio:

                                             DECEMBER 31,
                                --------------------------------------
                                 1997    1996    1995    1994    1993
                                ------  ------  ------  ------  ------
                                        (DOLLARS IN THOUSANDS)
Other Real Estate Owned.......  $6,261  $7,082  $4,388  $9,130  $9,715
Percent of Total Assets.......    0.45%   0.53%   0.51%   1.20%   1.22%

  DEPOSITS

    In 1995, the Banks along with banks in Southern California, progressively increased deposit rates which had been held low in 1994 due to the lack of competition for deposits at a time when banks were still operating with low or lower than normal loan demand. Starting in mid-1995 and continuing into 1997, the Banks along with banks in Southern California, have generally become much more aggressive in pricing time deposits, but have yet to make a significant increase in the rate paid on interest-bearing transactional accounts.

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

    The following table shows the average amount of interest bearing and non-interest bearing deposits and rates as of December 31, 1997, 1996 and 1995:

                                   1997 AVERAGE         1996 AVERAGE         1995 AVERAGE
                                ------------------   ------------------   ------------------
                                 BALANCE     RATE     BALANCE     RATE     BALANCE     RATE
                                ----------  ------   ----------  ------   ----------  ------
                                                   (DOLLARS IN THOUSANDS)
Non-interest bearing
  deposits....................  $  408,518    0.00%  $  300,665    0.00%  $  239,886    0.00%
Interest bearing demand
  deposits....................     394,340    2.67      167,018    2.71      106,921    1.86
Savings deposits..............     118,565    3.15      179,805    2.65      181,626    2.57
Time deposits.................     273,157    5.12      231,361    5.23      219,462    5.70
                                ----------           ----------           ----------
    Total(1)..................  $1,194,580    2.37%  $  878,849    2.43%  $  747,895    2.56%
                                ----------  ------   ----------  ------   ----------  ------
                                ----------  ------   ----------  ------   ----------  ------

------------------------

(1) Includes non-interest bearing deposits for both amounts and rates. Rates represent weighted averages.

    The following table shows the contractual maturity schedule of time certificates of deposit of $100,000 or more as of December 31, 1997 (dollars in thousands):

3 months or less..................................................  $  94,603
Over 3 months through 6 months....................................     22,908
Over 6 months through 12 months...................................     16,407
Over 1 year.......................................................      4,647
                                                                    ---------
  Total...........................................................  $ 138,565
                                                                    ---------
                                                                    ---------

    Deposits increased approximately $50 million, or 4.2 percent, from $1.18 billion at December 31, 1996 to $1.23 billion at December 31, 1997. This growth was primarily attributable to the increase in economic activity in Los Angeles, Orange and San Diego counties. The increase in average deposits from 1995 to 1996 was due mainly to the acquisition of Western in the fourth quarter of 1996. The increase in average deposits from 1996 to 1997 is due to both the increased economic activity discussed above as well as Western's deposits included in the average balance for the entire year.

  BORROWINGS

    On September 30, 1996, the Company borrowed $26.5 million from The Northern Trust Company under a three year revolving credit agreement. Concurrent with the acquisition of Western, the Company reduced the loan by $15.5 million as a result of a dividend in the same amount from Western and retained a credit line of $11.0 million. See "Item 1. Business--Strategic Evolution--WESTERN ACQUISITION." In 1997 the credit line was increased to $13.0 million. The balance at December 31, 1997 and 1996 was $7.1 million and $11.0 million, respectively, and the interest rate was 7.02 percent and 6.75 percent, respectively. The highest amount outstanding during 1997 and 1996 was $12.2 million and $26.5 million, respectively; the average balance outstanding during 1997 and 1996 was $9.6 million and $2.75 million, respectively; and the average rate paid in 1997 and 1996 was 7.07 percent and 6.95 percent, respectively.

    On January 26, 1998, the Company executed a third amendment to the revolving credit agreement that, among other things, increased the line of credit from $13.0 million to $17.5 million and adjusted certain of the financial covenants in the revolving credit agreement to reflect the Company's larger size. The revolving loan agreement expires on September 25, 1999.

    CCB entered into a note with a shareholder in March 1996 bearing an interest rate of 3 percent over the prime rate with interest only payable monthly for the first year; thereafter, quarterly principal payments of $125,000 plus interest payable monthly. The note would have matured on April 1, 1999. On March 17, 1997, the Company paid down $2.0 million on this note and paid the remaining unpaid principal balance of $350,000 on April 1, 1997.

    For further information, see Note 8 of the Notes to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

LIQUIDITY, INTEREST RATE RISK AND MARKET RISK

    Major sources of liquidity for the Banks include deposits, maturities and sales of securities, and loan repayments. Deposits are a volatile source of funds because of changing conditions in the interest rate markets and competition. The ability to sell securities without significant loss is subject to changing market conditions. Loan repayments are dependent on the financial wherewithal of the Company's borrowers.

    The Parent Company's sources of liquidity include dividends from the Banks and outside borrowings. The amount of dividends that the Banks can pay to the Company is restricted by regulatory guidelines and covenants in the Company's debt instruments. See "Item 1. Business--Supervision and Regulation--BANK HOLDING COMPANY REGULATION" and "Item 5. Market for Company Common Stock and Related Security Holder Matters--Dividends."

    Management believes that current levels and sources of liquidity are sufficient to meet the Company's and the Banks' commitments. Management utilizes its best judgement in determining levels and sources of liquidity. However, liquidity requirements of the Company are inherently uncertain and depend on the outcome of future events. Consequently, there can be no assurance that the current levels and sources of liquidity will be sufficient to meet the Company's and the Banks' requirements. For further information on commitments, see Notes 11 and 14 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

    In a rising interest rate environment, when rate sensitive assets ("RSA") exceed rate sensitive liabilities ("RSL"), assets reprice to higher interest rates faster than liabilities reprice, resulting in a net interest margin that tends to rise. When RSL exceed RSA, net interest margin will tend to fall in the same interest rate environment. The opposite effect on the net interest margin occurs in a decreasing interest rate environment. As a rule, the Company works to keep the cumulative difference between RSA and RSL as low as possible over a one year cycle. The following table for the Company breaks down RSA and RSL at December 31, 1997 based on the earliest possible repricing dates for variable rate instruments, or for fixed rate assets and liabilities, on scheduled maturities. In the past few years, various models and rate sensitive studies have focused on the interest rate risk characteristics of interest-bearing transactional accounts. Based on historical reviews and documentation, it appears that these accounts do not have the same degree of short-term interest rate sensitivity associated with loans that are tied to any immediate change in prime rate or to short-term investments such as Federal funds sold. The following table makes certain assumptions as to the interest rate sensitivity of savings accounts that have limited rate fluctuation during the past three years, as to money market accounts which are based on a tiered rate structure depending on the account deposit level, and as to NOW accounts that have had very little price fluctuation in the past three years:

                                                 90 DAYS OR
                                                    LESS       90-365 DAYS   1-5 YEARS    5+ YEARS      TOTAL
                                               --------------  -----------  -----------  ----------  ------------
                                                                     (DOLLARS IN THOUSANDS)
Federal funds sold...........................    $  138,702     $  --       $   --       $   --      $    138,702
Securities...................................        40,373        87,538        72,770       1,223       201,904
FRB and FHLB stocks..........................        --            --           --            5,610         5,610
Loans and leases.............................       563,269        77,039       167,208      75,828       883,344
                                               --------------  -----------  -----------  ----------  ------------
    Total RSA................................       742,344       164,577       239,978      82,661     1,229,560
Savings......................................        --            --            94,233      23,558       117,791
Interest-bearing demand deposits.............        --           141,359       141,360      --           282,719
NOW accounts.................................        --            --            80,305      20,076       100,381
Time certificates of deposit of $100,000 or
  more.......................................        94,603        39,315         4,396         251       138,565
Time certificates of deposit less than
  $100,000...................................        64,955        53,881        10,928          70       129,834
Borrowings...................................        12,751        --           --           --            12,751
                                               --------------  -----------  -----------  ----------  ------------
    Total RSL................................       172,309       234,555       331,222      43,955       782,041
                                               --------------  -----------  -----------  ----------  ------------
      Net RSA-RSL............................    $  570,035     $ (69,978)  $   (91,244) $   38,706  $    447,519
                                               --------------  -----------  -----------  ----------  ------------
                                               --------------  -----------  -----------  ----------  ------------
Cumulative RSA-RSL...........................                   $ 500,057   $   408,813  $  447,519
                                                               -----------  -----------  ----------
                                                               -----------  -----------  ----------
Cumulative as a percentage of total assets...         41.20%        36.14%        29.55%      32.35%        32.35%
                                               --------------  -----------  -----------  ----------  ------------
                                               --------------  -----------  -----------  ----------  ------------

    The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1997. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. For discussion of the fair value of financal instruments as of December 31, 1997, see Note 15 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

                EXPECTED MATURITY DATA AT DECEMBER 31, 1997 (1)

                                                    EXPECTED MATURITY DATE AT DECEMBER 31, 1997
                               --------------------------------------------------------------------------------------
                                                                                       THERE-      TOTAL      FAIR
                                 1998       1999       2000       2001       2002       AFTER     BALANCE     VALUE
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                               (DOLLARS IN THOUSANDS)
INTEREST-SENSITIVE ASSETS:
Loans Receivable
  FIXED RATE:
  Construction...............  $   5,784  $     525  $      85  $      79  $      73  $     873  $   7,419      7,269
    Average interest rate....       9.59%      9.66%      9.24%      9.24%      9.24%      9.24%      9.61%
  Real Estate--Residential...      5,923      5,503      3,648      2,594      1,238      3,815     22,721     22,744
    Average interest rate....       7.51%      8.52%      8.22%      8.42%      7.97%      7.62%      8.28%
  Real Estate--Commercial....     29,930     19,420     17,497     29,371     13,987     44,113    154,318    147,567
    Average interest rate....       7.56%      9.19%      9.26%      9.18%      8.75%      8.90%      8.81%
  Commercial.................     37,355     29,164      6,264      4,162      5,590      7,805     90,340     91,377
    Average interest rate....       7.19%      8.41%      9.38%      9.06%      8.82%      8.71%      8.33%
  Installment and other......     19,873     13,316      7,928      5,042      3,035      8,231     57,425     55,287
    Average interest rate....       8.72%      9.53%      9.41%      9.40%      9.50%      9.54%      9.49%
  VARIABLE RATE:
  Construction...............     46,478     11,542         54         49         44        396     58,563     57,294
    Averages interest rate...       9.69%      9.38%      8.50%      8.50%      8.50%      8.50%      9.82%
  Real Estate--Residential...     11,636      7,845      5,880      4,539      2,319      7,001     39,220     39,108
    Average interest rate....       8.90%      8.86%      8.99%      8.95%      8.58%      8.30%      8.96%
  Real Estate--Commercial....     64,454     36,199     23,965     12,638     10,603     13,175    161,034    157,864
    Average interest rate....       8.99%      9.40%      9.16%      9.27%      9.15%      9.23%      9.45%
  Commercial.................    179,814     39,251     20,755     10,538      6,874     14,511    271,743    265,525
    Average interest rate....       9.40%      9.31%      9.43%      9.09%      9.04%      8.83%      9.54%
  Installment and other......     18,470      1,129        425        323        136         78     20,561     19,145
    Average interest rate....       8.84%      9.05%      9.60%      8.74%      9.60%      9.00%      8.95%
Federal Funds Sold...........    138,702     --         --         --         --         --        138,702    138,702
    Average interest rate....       5.87%    --         --         --         --         --           5.87%
FRB and FHLB Stock...........     --         --         --         --         --          5,610      5,610      5,610
    Average interest rate....     --         --         --         --         --           6.33%      6.33%
Investment Securities........    100,293     57,749     23,083     15,498        655      4,786    202,064    201,904
    Average interest rate....       5.70%      5.85%      6.19%      6.12%      7.05%      6.05%      5.84%
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total interest-sensitive
  assets.....................  $ 658,712  $ 221,643  $ 109,584  $  84,833  $  44,554  $ 110,394  $1,229,720 $1,209,396
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

INTEREST-SENSITIVE
  LIABILITIES:
Deposits:
  NOW........................  $  --      $  30,115  $  30,114  $  10,038  $  10,038  $  20,076  $ 100,381  $ 100,381
    Average interest rate....     --           1.26%      1.26%      1.26%      1.26%      1.26%      1.26%
  Savings....................     --         35,337     35,337     11,779     11,780     23,558    117,791    117,791
    Average interest rate....     --           3.14%      3.14%      3.14%      3.14%      3.14%      3.14%
  Money-market...............    141,359     70,680     70,680     --         --         --        282,719    282,719
    Average interest rate....       3.13%      3.13%      3.13%    --         --         --           3.13%
  Certificates--Fixed........    239,505      9,251      4,337        702        723        434    254,952    256,228
    Average interest rate....       5.17%      5.38%      5.90%      5.18%      5.52%      5.78%      5.19%
  Certificates--Variable.....     13,249        114         84     --         --         --         13,447     13,492
    Average interest rate....       5.13%      5.49%      5.31%    --         --         --           5.13%
Borrowings:
  Other......................      5,671      7,080     --         --         --         --         12,751     12,751
    Average interest rate....       5.30%      7.02%    --         --         --         --           6.26%
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total interest-sensitive
  liabilities................  $ 399,784  $ 152,577  $ 140,552  $  22,519  $  22,541  $  44,068  $ 782,041  $ 783,362
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

------------------------------

(1) The Company used certain assumptions to estimate fair values and expected maturities. For loans, expected maturities are contractual maturities adjusted for estimated prepayments of principal based on market indicators. Investment securities, except for mortgage backed securities, are at quoted market rates and stated maturities. Expected maturities of mortgage backed securities are based upon cashflow projections for principal prepayments. For loan fair value computations, the Company used a discounted cashflow model with discount rates based upon prevailing market rates for similar types of loans, incorporating adjustments for credit risk. For deposit liabilities, fair values were calculated using discounted cashflow models based on market interest rates for different product types and maturity dates for which the deposits are held.

RESULTS OF OPERATIONS

    Banking is a business that depends largely on rate differentials. In general, the difference between the interest rate paid by the Banks on their deposits and their other borrowings and the interest rate received by the Banks on loans extended to their customers and securities held in the Banks' portfolios comprise the major portion of the Banks' earnings. These rates are highly sensitive to many factors that are beyond the control of the Banks. Accordingly, the earnings and growth of the Banks are subject to, among others, the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

  NET INCOME

    Consolidated net income for the year ended December 31, 1997 was $3,162,000, or $0.29 per diluted share. This compares with consolidated net income of $8,989,000, or $1.09 per diluted share, for the year ended December 31, 1996 and a net loss for the year ended December 31, 1995 of $1,789,000 or $0.28 per diluted share. The decline in earnings from 1996 to 1997 is primarily the result of the costs incurred in connection with the CCB Merger and the SCB Merger. The net loss for the year ended December 31, 1995 was due primarily to the credit problems associated with the downturn in the California economy. As the table below indicates, the provision for loan and lease losses, the lower of cost or market adjustment on loans and OREO expense was substantially higher in 1995 than the subsequent years:

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Provision for loan and lease losses..............................  $   2,800  $   1,018  $   8,564
Lower of cost or market adjustment on loans......................     --         --            756
OREO expense (income)............................................  $     242  $    (134) $   3,080

    Credit quality at the Company has improved substantially since December 31, 1995 due largely to an improved economy in Southern California and management's focus on credit quality.

    Due to the acquisition activity of the Company during 1997, there was a significant amount of merger costs which are one-time in nature and are not part of ongoing operating results. See "Item 1. Business-- Strategic Evolution" and
Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." In addition, since the Western Acquisition was consummated using the purchase method of accounting, expenses include goodwill amortization which is also a non-operating expense. As the following table indicates, on an operating basis, the financial results of the Company have improved significantly for the year ended December 31, 1997 over the year ended December 31, 1996:

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                        ---------------------
                                                                           1997       1996
                                                                        ----------  ---------
                                                                             (DOLLARS IN
                                                                             THOUSANDS)
INCOME:
  Net income..........................................................  $    3,162  $   8,989
  ADJUSTMENTS TO NET INCOME TO DERIVE OPERATING INCOME:
    Merger costs......................................................      14,201     --
    Merger costs tax benefit..........................................      (2,382)    --
                                                                        ----------  ---------
    After tax merger costs............................................      11,819     --
    Goodwill amortization.............................................       2,538      1,004
    Gain on sale of loans, net of tax.................................         (46)      (389)
                                                                        ----------  ---------
      OPERATING INCOME................................................  $   17,473  $   9,604
                                                                        ----------  ---------
                                                                        ----------  ---------
PER SHARE INFORMATION:
  Number of shares (weighted average).................................    10,523.9    8,095.7
  Diluted shares......................................................    10,731.6    8,248.4
  Basic net income per share..........................................  $     0.30  $    1.11
  Diluted net income per share........................................  $     0.29  $    1.09
  OPERATING PER SHARE EARNINGS:
    Basic net income per share........................................  $     1.66  $    1.19
    Diluted net income per share......................................  $     1.63  $    1.16
PROFITABLILITY MEASURES:
  Return on average assets............................................        0.23%      0.90%
  Return on average equity............................................        2.37%      9.78%
  OPERATING PROFITABILITY MEASURES:
    Return on average tangible assets.................................        1.32%      0.98%
    Return on average equity..........................................        13.1%      10.5%
    Efficiency ratio..................................................        60.2%      77.0%

    The improvement in operating earnings is a result of the Company's focus on making its operations more efficient and leveraging management and back room operations. As the consolidation of operations of the entities acquired in 1997 and the SMB Acquisition are completed in 1998, it is expected that the operating results will continue to improve. However, there can be no assurance that the Company will be able to successfully consolidate the operations of the entities acquired or that any reductions in operating costs will result therefrom.

    The Company continues to pursue acquisition opportunities and, if successful, will continue to have merger costs which will affect reported net income.

  NET INTEREST INCOME

    The Company's consolidated earnings depend primarily upon the difference between the income the Banks receive from their loan portfolios and investment securities, and their cost of funds, including principally interest paid on savings and time deposits. Interest rates charged on the Banks' loans are influenced principally by the demand for such loans, the supply of money for lending purposes, and competitive factors. These factors are, in turn, affected by general economic conditions and other factors beyond the Banks' control, such as federal economic and tax policies, the general supply of money in the economy, governmental budgetary actions, and the actions of the Federal Reserve Board. See "Item 1. Business--Competition" and "Item 1. Business--Supervision and Regulation."

    The following table provides information on net interest income for the past three fiscal years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the income earned and expense recorded thereon and the resulting average yield-cost ratios:

                                                       INTEREST RATES AND INTEREST RATE DIFFERENTIAL
                                                                   (DOLLARS IN THOUSANDS)
                                                              FOR THE YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------
                                                         1997                                  1996
                                          -----------------------------------   ----------------------------------
                                           AVERAGE                               AVERAGE                 AVERAGE
                                           BALANCE     INCOME/      AVERAGE      BALANCE     INCOME/      YIELD/
                                             (1)       EXPENSE    YIELD/ COST      (1)       EXPENSE       COST
                                          ----------  ----------  -----------   ----------  ----------  ----------
INTEREST-EARNING ASSETS:
  Interest-bearing deposits with banks..  $   --      $   --          --    %   $       53  $       3        5.66%
  Securities held to maturity...........       5,830         355        6.09%        8,011        516        6.44%
  Securities available for sale.........     264,242      15,359        5.81%      218,504     12,346        5.65%
  Federal funds sold....................      84,106       4,681        5.57%       54,852      2,998        5.47%
  Loans and leases (net)(2).............     841,880      80,639        9.58%      601,115     58,374        9.71%
                                          ----------  ----------         ---    ----------  ----------        ---
    Interest earning assets.............   1,196,058  $  101,034        8.45%      882,535  $  74,237        8.41%
                                                      ----------                            ----------
NON INTEREST-EARNING ASSETS:
  Cash and due from banks...............      93,432                                69,198
  Premises and equipment (net)..........      14,164                                11,916
  Other real estate owned...............       8,373                                 5,580
  Goodwill..............................      31,657                                 7,419
  Other assets..........................      12,272                                17,442
                                          ----------                            ----------
    Total assets........................  $1,355,956                            $  994,090
                                          ----------                            ----------
                                          ----------                            ----------
INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits......  $  394,340  $   10,547        2.67%   $  167,018  $   4,525        2.71%
  Savings deposits......................     118,565       3,730        3.15%      179,805      4,759        2.65%
  Time deposits.........................     273,157      13,999        5.12%      231,361     12,098        5.23%
  Federal funds purchased...............       2,964         168        5.67%          462         26        5.63%
  Notes payable.........................       9,947         728        7.32%        5,207        469        9.01%
  Other borrowings......................       3,836         186        4.85%        8,145        434        5.33%
                                          ----------  ----------         ---    ----------  ----------        ---
  Interest bearing liabilities..........     802,809  $   29,358        3.66%      591,998  $  22,311        3.77%
                                                      ----------                            ----------
NON INTEREST-BEARING LIABILITIES AND
  EQUITY:
  Non-interest bearing demand...........  $  408,518                            $  300,665
  Non-interest bearing liabilities......      11,474                                 9,516
Shareholders' equity....................     133,155                                91,911
                                          ----------                            ----------
Total liabilities & shareholders'
  equity................................  $1,355,956                            $  994,090
                                          ----------                            ----------
                                          ----------                            ----------
Net interest income.....................              $   71,676                            $  51,926
                                                      ----------                            ----------
                                                      ----------                            ----------
Net interest margin on interest-earning
  assets(3).............................                                5.99%                                5.88%
                                                                         ---                                  ---
                                                                         ---                                  ---
Net interest spread.....................                                4.79%                                4.64%
                                                                         ---                                  ---
                                                                         ---                                  ---


                                                         1995
                                          ----------------------------------
                                           AVERAGE                 AVERAGE
                                           BALANCE     INCOME/      YIELD/
                                             (1)       EXPENSE       COST
                                          ----------  ----------  ----------
INTEREST-EARNING ASSETS:
  Interest-bearing deposits with banks..  $    1,016  $      43        4.23%
  Securities held to maturity...........      62,092      3,564        5.74%
  Securities available for sale.........     142,898      7,162        5.01%
  Federal funds sold....................      48,995      2,846        5.81%
  Loans and leases (net)(2).............     485,983     49,014       10.09%
                                          ----------  ----------      -----
    Interest earning assets.............     740,984  $  62,629        8.45%
                                                      ----------
NON INTEREST-EARNING ASSETS:
  Cash and due from banks...............      57,584
  Premises and equipment (net)..........      11,879
  Other real estate owned...............       9,818
  Goodwill..............................      --
  Other assets..........................      11,878
                                          ----------
    Total assets........................  $  832,143
                                          ----------
                                          ----------
INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits......  $  106,921  $   1,984        1.86%
  Savings deposits......................     181,626      4,672        2.57%
  Time deposits.........................     219,462     12,511        5.70%
  Federal funds purchased...............         303         18        5.94%
  Notes payable.........................       2,483        268       10.79%
  Other borrowings......................       6,281        351        5.59%
                                          ----------  ----------      -----
  Interest bearing liabilities..........     517,076  $  19,804        3.83%
                                                      ----------
NON INTEREST-BEARING LIABILITIES AND
  EQUITY:
  Non-interest bearing demand...........  $  239,886
  Non-interest bearing liabilities......       6,022
Shareholders' equity....................      69,159
                                          ----------
Total liabilities & shareholders'
  equity................................  $  832,143
                                          ----------
                                          ----------
Net interest income.....................              $  42,825
                                                      ----------
                                                      ----------
Net interest margin on interest-earning
  assets(3).............................                               5.78%
                                                                      -----
                                                                      -----
Net interest spread.....................                               4.62%
                                                                      -----
                                                                      -----

------------------------------

(1) Average balances are primarily computed on daily balances during the period. When such balances are not available, averages are computed on a monthly basis. Average balances include the effect of discounts and premiums on loans, investment securities, deposits and borrowings acquired in acquisitions, as well as deferred loan fees.

(2) Nonaccrual loans are included in the average balances for the periods; however, interest on such loans has been excluded in computing the average yields for the periods.

(3) The net interest margin on interest-earning assets for a period is net interest income divided by average interest-earning assets.

    The following table sets forth changes in interest income and interest expense, and the amount of change attributable to variances in volume, rates and the combination of volume and rates. The Company has no tax-exempt assets.

                                                        INTEREST RATES AND INTEREST RATE DIFFERENTIALS
                                                                        (IN THOUSANDS)
                                ----------------------------------------------------------------------------------------------
                                           YEAR ENDED DECEMBER 31,                         YEAR ENDED DECEMBER 31,
                                            1997 COMPARED TO 1996                           1996 COMPARED TO 1995
                                ----------------------------------------------  ----------------------------------------------
                                                       CHANGE DUE TO                                   CHANGE DUE TO
                                   TOTAL     ---------------------------------     TOTAL     ---------------------------------
                                 INCREASE                           VOLUME &     INCREASE                           VOLUME &
                                (DECREASE)    VOLUME      RATE        RATE      (DECREASE)    VOLUME      RATE        RATE
                                -----------  ---------  ---------  -----------  -----------  ---------  ---------  -----------
INTEREST INCOME:
  Interest and fees on
    loans.....................   $  22,265   $  23,381  $    (797)  $    (319)   $   9,360   $  11,612  $  (1,820)  $    (432)
  Interest-bearing deposits
    with banks................          (3)         (3)    --          --              (40)        (41)        15         (14)
  Securities held to
    maturity..................        (161)       (140)       (28)          7       (3,048)     (3,104)       435        (379)
  Securities available for
    sale......................       3,013       2,584        354          75        5,184       3,789        912         483
  Federal funds sold..........       1,683       1,599         55          29          152         340       (168)        (20)
                                -----------  ---------  ---------       -----   -----------  ---------  ---------       -----
      Total interest income...      26,797      27,421       (416)       (208)      11,608      12,596       (626)       (362)
                                -----------  ---------  ---------       -----   -----------  ---------  ---------       -----
INTEREST EXPENSE:
  Interest-bearing demand
    deposits..................       6,022       6,159        (58)        (79)       2,541       1,115        913         513
  Savings deposits............      (1,029)     (1,621)       898        (306)          87         (47)       135          (1)
  Time deposits...............       1,901       2,186       (241)        (44)        (413)        678     (1,035)        (56)
  Federal funds purchased.....         142         141     --               1            8           9         (1)     --
  Notes payable...............         259         427        (88)        (80)         201         294        (44)        (49)
  Other borrowings............        (248)       (230)       (39)         21           83         104        (16)         (5)
                                -----------  ---------  ---------       -----   -----------  ---------  ---------       -----
    Total interest expense....       7,047       7,062        472        (487)       2,507       2,153        (48)        402
                                -----------  ---------  ---------       -----   -----------  ---------  ---------       -----
      Net interest income.....   $  19,750   $  20,359  $    (888)  $     279    $   9,101   $  10,443  $    (578)  $    (764)
                                -----------  ---------  ---------       -----   -----------  ---------  ---------       -----
                                -----------  ---------  ---------       -----   -----------  ---------  ---------       -----

  INTEREST INCOME

    Interest income increased by $26.8 million for the year ended December 31, 1997 compared to 1996 and $11.6 million for the year ended December 31, 1996 compared to 1995. The increase for 1997 compared to 1996 is due largely to the increase in average earning assets resulting from the acquisition of Western. Average earning assets for Western are only included in the 1996 average totals for three months. Interest income also improved as a result of a significant decline in non-performing assets from $23.2 million at December 31, 1996 to $13.7 million at December 31, 1997. The increase in interest income from the year ended December 31, 1995 to the year ended December 31, 1996 is also a result of the increase in average earning assets as a result of the Western Acquisition. Due to the use of purchase accounting for the Western Acquisition, Western's average balances are not included with the Company until October 1, 1996.

  INTEREST EXPENSE

    Interest expense increased by $7.0 million for the year ended December 31, 1997 compared with the year ended December 31, 1996 and increased by $2.5 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase in interest expense in both 1997 and 1996 compared to the respective prior years is due mostly to the increase in average interest-bearing deposits as a result of the Western Acquisition. Due to the use of purchase accounting for the Western Acquisition, Western's average balances are not included with the Company until October 1, 1996.

  NON-INTEREST INCOME

    The following table sets forth the details of non-interest income for the years ended December 31, 1997 and December 31, 1996. Western was acquired on October 1, 1996. Therefore, 1996 only includes three months of non-interest income from Western, while 1997 includes a full year of non-interest income for Western. The amount for the Parent Company and SCB includes the same entities for both years.

                                                      1997                                     1996
                                     ---------------------------------------  ---------------------------------------   INCREASE
                                                                   PARENT                                   PARENT     (DECREASE)
                                                                 COMPANY AND                              COMPANY AND    BEFORE
                                     CONSOLIDATED     WESTERN        SCB      CONSOLIDATED     WESTERN        SCB        WESTERN
                                     -------------  -----------  -----------  -------------  -----------  -----------  -----------
                                                                            (IN THOUSANDS)
Service charges on deposit
  accounts.........................    $   3,240     $     409    $   2,831     $   3,218     $     189    $   3,029    $    (198)
Escrow fees........................          827        --              827           781        --              781           46
Other fee income...................        3,466           256        3,210         3,486           126        3,360         (150)
Other income.......................        1,733           386        1,347         1,444            23        1,421          (74)
                                          ------    -----------  -----------       ------         -----   -----------       -----
  Operating non-interest income....        9,266         1,051        8,215         8,929           338        8,591         (376)
Gain on sale of loans..............           78        --               78           665        --              665         (587)
Gain on sale of securities
  available for sale...............          342           107          235           281           267           14          221
                                          ------    -----------  -----------       ------         -----   -----------       -----
  Total non-interest income........    $   9,686     $   1,158    $   8,528     $   9,875     $     605    $   9,270    $    (742)
                                          ------    -----------  -----------       ------         -----   -----------       -----
                                          ------    -----------  -----------       ------         -----   -----------       -----

    Annualized 1996 operating non-interest income for Western would be approximately $1.4 million, as compared with approximately $1.1 million in 1997. This reduction at Western is due mostly to more customers paying for service charges with balances and Western no longer servicing a portfolio of loans in 1997.

    Without Western, operating non-interest income declined approximately $376 thousand from $8.6 million to $8.2 million. Most of this difference can be attributed to rental income and related income on other real estate owned of approximately $387 thousand in 1996 which did not reoccur in 1997.

    The following table shows the details of non-interest income for the years ended December 31, 1996 and December 31, 1995. Western was acquired on October 1, 1996. Therefore, 1996 includes three months of non-interest income from Western, while 1995 does not include any non-interest income for Western. The amount for the Parent Company and SCB includes the same entities for both years.

                                                                       1996
                                                      ---------------------------------------                  INCREASE
                                                                                    PARENT                    (DECREASE)
                                                                                  COMPANY AND      1995         BEFORE
                                                      CONSOLIDATED     WESTERN        SCB      CONSOLIDATED     WESTERN
                                                      -------------  -----------  -----------  -------------  -----------
                                                                                (IN THOUSANDS)
Service charges on deposit accounts.................    $   3,218     $     189    $   3,029     $   2,923     $     106
Escrow fees.........................................          781        --              781           308           473
Other fee income....................................        3,486           126        3,360         3,320            40
Other income........................................        1,444            23        1,421         1,822          (401)
                                                           ------         -----   -----------       ------    -----------
  Operating non-interest income.....................        8,929           338        8,591         8,373           218
Gain on sale of loans...............................          665        --              665           145           520
Gain (loss) on sale of securities available for
  sale..............................................          281           267           14          (692)          706
                                                           ------         -----   -----------       ------    -----------
  Total non-interest income.........................    $   9,875     $     605    $   9,270     $   7,826     $   1,444
                                                           ------         -----   -----------       ------    -----------
                                                           ------         -----   -----------       ------    -----------

    Without Western, operating non-interest income increased by approximately $218 thousand. Escrow fees increased by $473 thousand as the Company emphasized this business. In 1995, other income included a legal settlement of approximately $252 thousand which did not reoccur in 1996. The remainder of the $401 thousand reduction in other income is a result of several smaller amounts.

  NON-INTEREST EXPENSE

    The following table shows the details of non-interest expense for the years ended December 31, 1997 and December 31, 1996. Western was acquired on October 1, 1996. Therefore, 1996 only includes three months of non-interest expense for Western, while 1997 includes a full year of non-interest expense for Western. The amount for the Parent Company and SCB includes the same entities for both years.

                                                  1997                                     1996
                                 ---------------------------------------  ---------------------------------------   INCREASE
                                                               PARENT                                   PARENT     (DECREASE)
                                                             COMPANY AND                              COMPANY AND    BEFORE
                                 CONSOLIDATED     WESTERN        SCB      CONSOLIDATED     WESTERN        SCB        WESTERN
                                 -------------  -----------  -----------  -------------  -----------  -----------  -----------
                                                                        (IN THOUSANDS)
Salaries and benefits..........    $  25,023     $   5,520    $  19,503     $  23,016     $   2,025    $  20,991    ($  1,488)
Occupancy......................        7,843         1,254        6,589         7,649           373        7,276         (687)
Advertising and business
  development..................        1,225           228          997         1,342            27        1,315         (318)
Other real estate owned........          242           (24)         266          (134)         (158)          24          242
Insurance......................          742           154          588           514            41          473          115
Legal expense..................        2,379           227        2,152         3,396            48        3,348       (1,196)
Other professional services....        1,327           215        1,112         2,658           253        2,405       (1,293)
Telephone, stationery and
  supplies.....................        2,735           392        2,343         2,201           143        2,058          285
Data processing................        1,667           667        1,000         1,064           186          878          122
Customer services costs........        1,263           651          612           510           210          300          312
Loan related expenses..........          612           149          463           614            12          602         (139)
Regulatory assessments.........          533            82          451           791            39          752         (301)
Other..........................        3,427           903        2,524         3,513           109        3,404         (880)
                                 -------------  -----------  -----------  -------------  -----------  -----------  -----------
  Operating non-interest
    expense....................       49,018        10,418       38,600        47,134         3,308       43,826       (5,226)
Goodwill amortization..........        2,538         1,997          541         1,004           499          505           36
Merger related costs...........       14,201        --           14,201        --            --           --           14,201
                                 -------------  -----------  -----------  -------------  -----------  -----------  -----------

Non-interest expense...........    $  65,757     $  12,415    $  53,342     $  48,138     $   3,807    $  44,331    $   9,011
                                 -------------  -----------  -----------  -------------  -----------  -----------  -----------
                                 -------------  -----------  -----------  -------------  -----------  -----------  -----------

    Annualized 1996 operating non-interest expense for Western would be approximately $13.2 million, as compared with approximately $10.4 million in 1997. This reduction at Western is due mostly to the implementation of various efficiency efforts at Western.

    Without Western, operating non-interest expense declined approximately $5.2 million from $43.8 million to $38.6 million. Expenses declined in most categories as management of the Company focused on more efficient operations and cost reductions from the acquisitions completed in 1997.

    The following table shows the details of non-interest expense for the years ended December 31, 1996 and December 31, 1995. Western was acquired on October 1, 1996. Therefore, 1996 includes three months of non-interest expense for Western, while 1996 does not include any non-interest income for Western. The amount for the Parent Company and SCB includes the same entities for both years.

                                                                       1996
                                                      --------------------------------------                 INCREASE
                                                                                   PARENT                   (DECREASE)
                                                                                 COMPANY AND      1995        BEFORE
                                                      CONSOLIDATED    WESTERN        SCB      CONSOLIDATED    WESTERN
                                                      ------------  -----------  -----------  ------------  -----------
                                                                               (IN THOUSANDS)
Salaries and benefits...............................   $   23,016    $   2,025    $  20,991    $   19,575    $   1,416
Occupancy...........................................        7,649          373        7,276         7,878         (602)
Advertising and business development................        1,342           27        1,315         1,199          116
Other real estate owned.............................         (134)        (158)          24         3,080       (3,056)
Insurance...........................................          514           41          473           670         (197)
Legal expense.......................................        3,396           48        3,348         2,217        1,131
Other professional services.........................        2,658          253        2,405           959        1,446
Telephone, stationery and supplies..................        2,201          143        2,058         2,337         (279)
Data processing.....................................        1,064          186          878           822           56
Customer services costs.............................          510          210          300           184          116
Loan related expenses...............................          614           12          602           649          (47)
Regulatory assessments..............................          791           39          752         1,434         (682)
Other...............................................        3,513          109        3,404         3,784         (380)
                                                      ------------  -----------  -----------  ------------  -----------
  Operating non-interest expense....................       47,134        3,308       43,826        44,788         (962)
Goodwill amortization...............................        1,004          499          505           821         (316)
Merger related costs................................       --           --           --            --           --
                                                      ------------  -----------  -----------  ------------  -----------
  Non-interest expense..............................   $   48,138    $   3,807    $  44,331    $   45,609    ($  1,278)
                                                      ------------  -----------  -----------  ------------  -----------
                                                      ------------  -----------  -----------  ------------  -----------

    Operating non-interest expense without Western declined by approximately $962 thousand in 1996 versus 1995. Other real estate expense declined by approximately $3.1 million, as certain credit problems that occurred in 1995 did not recur in 1996. Legal expenses in 1996 include approximately $950 thousand, which was charged to expense to provide for potential losses related to on-going litigation matters. Salary and benefits increased by approximately $1.4 million in 1996 over 1996 mostly due increased activity in the escrow division, the business development group and opening of two new branches in Fountain Valley and Laguna Beach.

    As a result of the CCB Merger and the SCB Merger, the Company incurred certain merger related costs. These costs are described below:

                                                                                      PAID IN       ACCRUED AT
                                               CCB MERGER    SCB MERGER     TOTAL       1997     DECEMBER 31, 1997
                                              -------------  -----------  ---------  ----------  -----------------
                                                                         (IN THOUSANDS)
Investment banking fees.....................    $   1,400     $   3,520   $   4,920  $   (4,920)     $  --
Other professional services.................          697         1,960       2,657      (2,483)           174
Compensation related expense................        1,055         2,769       3,824      (2,303)         1,521
Conversion costs............................          252           753       1,005        (225)           780
Branch closure expense......................       --               790         790      --                790
Termination of interest rate swap...........       --               446         446        (446)        --
Other.......................................       --               559         559        (359)           200
                                                   ------    -----------  ---------  ----------         ------
    Total merger related costs..............    $   3,404     $  10,797   $  14,201  $  (10,736)     $   3,465
                                                   ------    -----------  ---------  ----------         ------
                                                   ------    -----------  ---------  ----------         ------

  INCOME TAXES

    The Company's effective income tax (tax benefit) rates were 75.3 percent,
28.9 percent, and (49.2) percent for the years ending December 31, 1997, 1996 and 1995, respectively. The difference from the expected rate of 35 percent in 1997 is largely the result of non-deductible merger costs. The difference from the expected rate of 35 percent in 1996 relates to state income taxes and the non-deductibility of goodwill for tax purposes, offset by a reduction in the deferred tax valuation allowance. The difference from the expected rate of 34 percent in 1995 results from state income taxes and the reduction in the deferred tax asset valuation allowance. At December 31, 1997, the Company had a net deferred tax asset of approximately $7.8 million. Management has determined that realization of the deferred tax asset is more likely than not based on current and expected taxable income. For further information on income taxes, see Note 10 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

RECENT ACCOUNTING PRONOUNCEMENTS

    See Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on current accounting pronouncements and their impact on the Company's consolidated financial statements.

YEAR 2000 RISKS AND PREPAREDNESS

    Many existing computer programs use only two digits to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects the Parent Company and the Banks in that the financial services business is highly dependent on computer applications in a variety of ways, including the following: (i) the Company and the Banks rely on computer systems in almost all aspects of their business, including the processing of deposits, loans and other services and products offered to customers of the Banks, the failure of which in connection with the Year 2000 could cause systemic disruptions and failures in the products and services offered by the Banks; (ii) other banks, clearing houses, and vendors whose products and services the Banks use are at risk of systemic disruptions and potential failures in the event that such entities have not adequately addressed their Year 2000 issues prior to the Year 2000; (iii) the creditworthiness of borrowers of the Banks might be diminished by significant disruptions of their business as result of their own or others' failure adequately to address the Year 2000 issue prior to the Year 2000; and (iv) Federal Banking Agencies have issued interagency guidance on the business-wide risk posed to financial institutions by the Year 2000 problem pursuant to which the Federal Banking Agencies may take supervisory action against financial institutions that fail appropriately to address Year 2000 issues prior to the Year 2000, including formal and informal enforcement actions, the denial of applications to the Federal Banking Agencies, civil money penalties, and a reduction in the management component rating or the institution's composite rating.

    In order to address the Year 2000 issues facing the Company, management of the Company has initiated a program to prepare the Parent Company's and the Banks' computer systems and applications for the Year 2000 (the "Year 2000 Plan"). The primary focus of the Year 2000 Plan is to convert the Parent Company and each of the Banks to the target systems identified and believed to be Year 2000 compliant. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare for conversion and Year 2000 system preparations. Testing and conversion of primary system applications and hardware is expected to cost approximately $1,100,000, to be expended during fiscal years 1998 and 1999. This cost estimate does not include costs associated with infrastructure and facilities enhancements required in connection with operational consolidations due to the CCB Merger, the SCB Merger and the SMB Acquisition. A significant portion of the cost to the Company in connection with becoming Year 2000 compliant is expected to be the redeployment of existing technology and operations resources rather than incremental costs to the Company.

    As a part of the Year 2000 Plan, the Company is not only undertaking the infrastructure and facilities enhancement and testing necessary to ensure that the Company is adequately prepared for the Year 2000, but also the Company is communicating with its vendors upon whose services the Banks rely to ensure Year 2000 compliance. Pursuant to the Year 2000 Plan, the Company expects to complete substantially testing its own systems and the computer-related interactive vendor systems by December 31, 1998 and to complete all testing by June 1999. In addition, as part of the credit review process, the Banks are communicating with their major borrowers in an effort to ensure that such borrowers have taken appropriate steps to address their Year 2000 issues and will not be materially affected by any Year 2000 problems. The Company also is preparing contingency plans to protect the Company in the event that the Company is unable to attain Year 2000 compliance in certain applications according to the Year 2000 Plan.

    Although the Company believes that its Year 2000 Plan and other steps being taken are adequate to ensure that the Parent Company and the Banks will not be materially affected by the Year 2000 problem, there can be no assurance that the Year 2000 Plan and the Company's other Year 2000 remedial and contingency plans will protect fully the Company or the Banks from the risks associated with the Year 2000. The analysis of, and preparation for, the Year 2000 and related problems necessarily rely on a variety of assumptions about future events, and there can be no assurance that management of the Company has accurately predicted such future events or that the remedial and contingency plans of the Company will adequately address such future events. In the event that the business of any of the Parent Company, the Banks, vendors of the Banks or customers of the Banks is disrupted as a result of the Year 2000 problem, such disruption could have a material adverse effect on the Parent Company and the Banks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS

Independent Auditors' Reports................................................................................         53
Consolidated Balance Sheets..................................................................................         58
Consolidated Statements of Operations........................................................................         59
Consolidated Statements of Changes in Shareholders' Equity...................................................         60
Consolidated Statements of Cash Flows........................................................................         61
Notes to Consolidated Financial Statements...................................................................         63

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Western Bancorp:

    We have audited the accompanying consolidated balance sheets of Western Bancorp and subsidiaries (the "Company") (formerly Monarch Bancorp) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We did not audit the 1996 consolidated financial statements of California Commercial Bankshares, acquired by the Company on June 4, 1997 in a pooling-of-interests, which statements reflect total assets constituting 26.3% and net interest income and net income constituting 38.4% and 42.2%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for California Commercial Bankshares, is based solely on the report of the other auditors.

    We did not audit the 1996 consolidated financial statements of SC Bancorp, acquired by the Company on October 10, 1997 in a pooling-of-interests, which statements reflect total assets constituting 35.6% and net interest income and net income constituting 45.1% and 49.6%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SC Bancorp, is based solely on the report of the other auditors.

    The Western Bancorp consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1995, prior to their restatement for the 1997 pooling-of-interests transactions described in Notes 1 and 2 of the Notes to the consolidated financial statements, were audited by other auditors whose report dated February 29, 1996, expressed an unqualified opinion on those statements. The separate consolidated financial statements of California Commercial Bankshares also included in the 1995 consolidated financial statements were audited by other auditors whose report dated January 24, 1997, and March 17, 1997, as to Notes 7 and 13, expressed an unqualified opinion on those statements. The separate consolidated financial statements of SC Bancorp also included in the 1995 consolidated financial statements were audited by other auditors whose report dated January 24, 1997, expressed an unqualified opinion on those statements.

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

    In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Bancorp and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

    We also audited the combination of the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1995, after restatement for the 1997 pooling-of-interests transactions; in our opinion, such consolidated financial statements have been properly combined on the basis described in Notes 1 and 2 of the Notes to the accompanying consolidated financial statements.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
January 30, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
SC Bancorp:

    We have audited the consolidated balance sheets of SC Bancorp and its subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996 (such consolidated financial statements are not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SC Bancorp and its subsidiary at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Deloitte & Touche LLP

Los Angeles, California
January 24, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and shareholders of California Commercial Bankshares:

    We have audited the consolidated balance sheets of California Commercial Bankshares and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996 (such consolidated financial statements are not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Commercial Bankshares and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          Deloitte & Touche LLP

Los Angeles, California

January 24, 1997
(March 17, 1997 as to Notes 7 and 13)

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
Monarch Bancorp

    We have audited the consolidated statements of operations, changes in shareholders' equity, and cash flows of Monarch Bancorp and Subsidiaries for the year ended December 31, 1995. These financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Monarch Bancorp and Subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          DAYTON & ASSOCIATES

February 29, 1996
Laguna Hills, California

                                WESTERN BANCORP

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    DECEMBER 31,  DECEMBER 31,
                                                        1997          1996
                                                    ------------  ------------
                                    ASSETS

Cash and due from banks (Note 3)..................  $    97,456   $    96,202
Federal funds sold................................      138,702        22,517
                                                    ------------  ------------
      Total cash and cash equivalents.............      236,158       118,719
Federal Reserve Bank and Federal Home Loan Bank
  stock, at cost..................................        5,610         5,504
Securities held to maturity (fair value of $7,032)
  (Note 4)........................................      --              7,057
Securities available for sale (amortized cost of
  $202,064 and $321,767) (Note 4).................      201,904       320,257
                                                    ------------  ------------
      Total securities............................      207,514       332,818
Loans and leases held for investment, net (Notes
  5, 8 and 12)....................................      864,481       800,367
Loans and leases available for sale, net..........          359         1,234
Premises and equipment (Note 6)...................       13,685        14,955
Other real estate owned...........................        6,261         7,082
Deferred tax asset, net (Note 10).................        7,849         8,735
Taxes receivable (Note 10)........................        2,809         3,769
Goodwill (Note 2).................................       30,430        32,968
Accrued interest receivable.......................        8,204         9,664
Other assets......................................        5,760         8,602
                                                    ------------  ------------
      Total assets................................  $ 1,383,510   $ 1,338,913
                                                    ------------  ------------
                                                    ------------  ------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (Note 7):
  Noninterest bearing.............................  $   457,503   $   422,854
  Interest-bearing demand.........................      383,100       379,615
  Savings.........................................      117,791       105,391
  Time certificates of deposit of $100,000 or
    more..........................................      138,565       135,314
  Time certificates of deposit less than
    $100,000......................................      129,834       133,840
                                                    ------------  ------------
      Total deposits..............................    1,226,793     1,177,014
Borrowings (Note 8)...............................       12,751        20,290
Accrued interest payable..........................        2,427         2,258
Other liabilities.................................       11,884        10,304
                                                    ------------  ------------
      Total liabilities...........................    1,253,855     1,209,866

Commitments and contingencies (Notes 11 and 14)

Shareholders' equity (Notes 8, 9, 13, 16, 18 and
  20):
  Preferred stock no par value, 5 million shares
    authorized, none issued.......................      --            --
  Common stock no par value, 100,000,000 shares
    authorized 10,648,317 and 10,438,677 issued
    and outstanding in 1997 and 1996..............      112,947       111,326
  Retained earnings...............................       16,802        18,583
  Unrealized loss on investment securities
    available for sale, net of taxes..............          (94 )        (862 )
                                                    ------------  ------------
      Total shareholders' equity..................      129,655       129,047
                                                    ------------  ------------
      Total liabilities and shareholders'
        equity....................................  $ 1,383,510   $ 1,338,913
                                                    ------------  ------------
                                                    ------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                                WESTERN BANCORP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                      1997       1996       1995
                                                                                   ----------  ---------  ---------
Interest income:
  Interest and fees on loans.....................................................  $   80,639  $  58,374  $  49,014
  Interest on interest bearing deposits in other banks...........................      --              3         43
  Interest on investment securities..............................................      15,714     12,862     10,726
  Interest on Federal funds sold.................................................       4,681      2,998      2,846
                                                                                   ----------  ---------  ---------
      Total interest income......................................................     101,034     74,237     62,629
                                                                                   ----------  ---------  ---------
Interest expense:
  Deposits.......................................................................      28,276     21,382     19,167
  Notes payable..................................................................         728        469        268
  Other interest-bearing liabilities.............................................         354        460        369
                                                                                   ----------  ---------  ---------
      Total interest expense.....................................................      29,358     22,311     19,804
                                                                                   ----------  ---------  ---------
Net interest income..............................................................      71,676     51,926     42,825
Provision for loan and lease losses (Note 5).....................................       2,800      1,018      8,564
                                                                                   ----------  ---------  ---------
Net interest income after provision for loan and lease losses....................      68,876     50,908     34,261
                                                                                   ----------  ---------  ---------
Non-interest income:
  Service charges, commissions and fees..........................................       7,533      7,485      6,551
  Gain (loss) on sale of securities available for sale (Note 4)..................         342        281       (692)
  Gain on sale of loans..........................................................          78        665        145
  Other..........................................................................       1,733      1,444      1,822
                                                                                   ----------  ---------  ---------
      Total non-interest income..................................................       9,686      9,875      7,826
                                                                                   ----------  ---------  ---------
Non-interest expense:
  Salaries and benefits..........................................................      25,023     23,016     19,575
  Occupancy......................................................................       7,843      7,649      7,878
  Advertising and business development...........................................       1,225      1,342      1,199
  Other real estate owned........................................................         242       (134)     3,080
  Professional services..........................................................       3,706      6,054      3,176
  Telephone, stationery and supplies.............................................       2,735      2,201      2,337
  Lower of cost or market adjustment on loans available for sale.................      --         --            756
  Goodwill amortization (Note 2).................................................       2,538      1,004        821
  Data processing for company....................................................       1,667      1,064        822
  Customer services cost.........................................................       1,263        510        184
  Regulatory assessments.........................................................         533        791      1,434
  Merger related costs (Note 2)..................................................      14,201     --         --
  Other..........................................................................       4,781      4,641      4,347
                                                                                   ----------  ---------  ---------
      Total non-interest expense.................................................      65,757     48,138     45,609
                                                                                   ----------  ---------  ---------
Income (loss) before income taxes................................................      12,805     12,645     (3,522)
Income taxes (benefit) (Note 10).................................................       9,643      3,656     (1,733)
                                                                                   ----------  ---------  ---------
      Net income (loss)..........................................................  $    3,162  $   8,989  $  (1,789)
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
Per share information (Notes 1 and 21):
  Weighted-average number of common shares outstanding...........................      10,524      8,096      6,487
  Basic net income (loss) per share..............................................  $     0.30  $    1.11  $   (0.28)
  Diluted common shares outstanding..............................................      10,732      8,248      6,599
  Diluted net income (loss) per share............................................  $     0.29  $    1.09  $   (0.28)

          See accompanying Notes to Consolidated Financial Statements.

                                WESTERN BANCORP

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                                   UNREALIZED GAIN
                                                                                      (LOSS) ON
                                                    COMMON STOCK       RETAINED      SECURITIES
                                                --------------------   EARNINGS     AVAILABLE FOR    DEFERRED CHARGE     TOTAL
                                                 SHARES     AMOUNT     (DEFICIT)      SALE, NET      RELATED TO KSOP    EQUITY
                                                ---------  ---------  -----------  ---------------  -----------------  ---------
Balance at December 31, 1994 as previously
  reported....................................         93  $   7,368   $  (6,137)     $    (356)        $    (173)     $     702
Adjustment for the CCB pooling-of-interests...      2,423     11,257       9,789         (1,318)           --             19,728
Adjustment for the SCB pooling-of-interests...      3,403     37,643       7,731         (3,530)           --             41,844
                                                ---------  ---------  -----------       -------             -----      ---------
Balance at December 31, 1994, as restated.....      5,919  $  56,268   $  11,383      $  (5,204)        $    (173)     $  62,274
  Repayment on KSOP debt......................     --         --          --             --                    41             41
  Unrealized appreciation on investment
    securities available for sale, net........     --         --          --              4,665            --              4,665
  Stock options exercised.....................         26         27      --             --                --                 27
  Tax benefit of stock options exercised (Note
    18).......................................     --             78      --             --                --                 78
  Issuance of common stock (Note 9)...........      1,349     12,332      --             --                --             12,332
  Net loss....................................     --         --          (1,789)        --                --             (1,789)
                                                ---------  ---------  -----------       -------             -----      ---------
Balance at December 31, 1995..................      7,294  $  68,705   $   9,594      $    (539)        $    (132)     $  77,628
  Repayment on KSOP debt......................     --         --          --             --                   132            132
  Unrealized depreciation on investment
    securities available for sale, net........     --         --          --               (323)           --               (323)
  Stock options exercised (Note 18)...........         69        361      --             --                --                361
  Tax benefit of stock options exercised (Note
    18).......................................     --             51      --             --                --                 51
  Issuance of common stock (Note 9)...........      3,076     42,213      --             --                --             42,213
  Repurchase of shares........................     --             (4)     --             --                --                 (4)
  Net income..................................     --         --           8,989         --                --              8,989
                                                ---------  ---------  -----------       -------             -----      ---------
Balance at December 31, 1996..................     10,439  $ 111,326   $  18,583      $    (862)        $  --          $ 129,047
  Unrealized appreciation on investment
    securities available for sale, net........     --         --          --                768            --                768
  Stock options exercised (Note 18)...........         70        522      --             --                --                522
  Warrants exercised (Note 18)................         29        193      --             --                --                193
  Shares issued for SCB Options related to the
    SCB Merger................................        138     --          --             --                --             --
  Tax benefit of stock options exercised (Note
    18).......................................     --          1,755      --             --                --              1,755
  Repurchase of shares........................        (28)      (849)     --             --                --               (849)
  Net income..................................     --         --           3,162         --                --              3,162
  Dividends declared at $0.30 per share.......     --         --          (4,943)        --                --             (4,943)
                                                ---------  ---------  -----------       -------             -----      ---------
Balance at December 31, 1997..................     10,648  $ 112,947   $  16,802      $     (94)        $  --          $ 129,655
                                                ---------  ---------  -----------       -------             -----      ---------
                                                ---------  ---------  -----------       -------             -----      ---------

          See accompanying Notes to Consolidated Financial Statements.

                                WESTERN BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                1997        1996         1995
                                                                             ----------  -----------  -----------
                                                                                        (IN THOUSANDS)
Cash flow from operating activities:
  Net income (loss)........................................................  $    3,162  $     8,989  $    (1,789)

Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
  Provision for loan and lease losses......................................       2,800        1,018        8,564
  Benefit (provision) for deferred income taxes............................         304          992       (3,385)
  Provision for losses on other real estate owned..........................         129          767          335
  Depreciation and amortization............................................       2,484        2,519        2,693
  Amortization of discounts and premiums on
    investment securities, net.............................................         111        1,094        2,962
  Goodwill amortization....................................................       2,538        1,004          821
  Loans originated for sale................................................      --          --            (9,620)
  Lower of cost or market adjustment on loans available for sale...........      --          --               756
  Proceeds from sale of loans originated for sale..........................         875        3,466      --
  (Gain) loss on sale of other real estate owned...........................        (551)      (1,260)       1,545
  Gain on sale of loans originated for sale................................      --             (665)        (145)
  (Gain) loss on sale of securities available for sale.....................        (342)        (281)         692
  Net increase (decrease) in other liabilities.............................        (472)       1,197          357
  Net (increase) decrease in other assets..................................       5,262         (195)         557
                                                                             ----------  -----------  -----------
      Net cash provided by operating activities............................      16,300       18,645        4,343
                                                                             ----------  -----------  -----------
Cash flows from investing activities:
  Net decrease in interest-bearing deposits at other banks.................      --              198        1,184
  Securities held to maturity:
    Proceeds from maturities of mortgage backed securities.................      --          --             6,481
    Proceeds from maturities of other securities...........................       4,127        5,267        4,443
    Purchases of other securities..........................................      --           (4,880)      (5,704)
  Securities available for sale:
    Proceeds from maturities of mortgage backed securities.................      10,543        8,734          927
    Purchases of mortgage backed securities................................      --          --            (1,390)
    Proceeds from maturities of other securities...........................     181,088       72,825       23,656
    Proceeds from sales of other securities................................       8,546       33,315       48,020
    Purchases of other securities..........................................     (77,313)    (127,100)     (36,151)
  Purchases of FRB and FHLB stocks.........................................        (106)      (2,468)      (2,823)
  Net increase in loans and leases.........................................     (78,361)     (82,615)    (112,008)
  Recoveries of loans and investment in leases.............................       1,502        1,123        1,411
  Additions to other real estate owned.....................................         (86)        (284)     --
  Proceeds from sales of other real estate owned...........................      11,274        8,524       11,989
  Additions to premises and equipment, net of proceeds
    from sales.............................................................  $   (1,214) $    (1,173) $    (2,296)

          See accompanying Notes to Consolidated Financial Statements.

                                WESTERN BANCORP

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                1997        1996         1995
                                                                             ----------  -----------  -----------
                                                                                        (IN THOUSANDS)
  Increase in assets and liabilities due to the acquisition
    of Western Bank:
    Securities available for sale..........................................  $   --      $  (134,394) $   --
    Securities held to maturity............................................      --             (988)     --
    Loans and leases.......................................................      --         (198,418)     --
    Deferred taxes.........................................................      --           (3,663)     --
    Other assets...........................................................      --          (11,729)     --
    Premises and equipment.................................................      --           (5,099)     --
    Deposits...............................................................      --          353,111      --
    Other liabilities......................................................      --            3,932      --
    Goodwill...............................................................      --          (29,841)     --
                                                                             ----------  -----------  -----------
      Net cash provided by (used in) investing activities..................      60,000     (115,623)     (62,261)
                                                                             ----------  -----------  -----------
Cash flow from financing activities:
  Net increase in deposits.................................................      49,779       49,846       98,086
  Increase (decrease) in borrowings........................................      (7,539)      12,908       (7,369)
  Purchase of treasury shares..............................................        (849)          (4)     --
  Dividends paid...........................................................      (2,722)     --           --
  Proceeds from issuance of common stock and exercise of options and
    warrants, net of issuance costs........................................       2,470       42,625       12,437
                                                                             ----------  -----------  -----------
    Net cash provided by financing activities..............................      41,139      105,375      103,154
Net increase in cash and cash equivalents..................................     117,439        8,397       45,236
Cash and cash equivalents at the beginning of the year.....................     118,719      110,322       65,086
                                                                             ----------  -----------  -----------
Cash and cash equivalents at the end of the year...........................  $  236,158  $   118,719  $   110,322
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------

Supplemental disclosure of cash flow information:
  Property acquired through foreclosure....................................  $   10,031  $     4,758  $     9,117
  Loans to facilitate the sale of other real estate owned..................  $    6,422  $     2,936  $     3,386
  Transfer of securities held-to-maturity to available-for-sale............  $    2,933      --       $    51,991
  Tax benefits for exercise of non-qualified stock options.................  $    1,755  $        51  $        78
  Cash paid for
    Interest...............................................................  $   29,189  $    22,151  $    19,235
    Taxes..................................................................  $    5,597  $     4,789  $     1,492

          See accompanying Notes to Consolidated Financial Statements.

                                WESTERN BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

  WESTERN BANCORP--ACQUISITIONS

    Western Bank ("Western") was acquired by Western Bancorp (the "Company") on September 30, 1996. The acquisition was accounted for as a purchase. Accordingly, results of operations presented herein include Western only from the date of acquisition. On June 4, 1997, California Commercial Bankshares ("CCB") merged with and into the Company (the "CCB Merger"), and in connection therewith, National Bank of Southern California ("NBSC"), a wholly-owned subsidiary of CCB prior to the CCB Merger, merged with Monarch Bank, a wholly-owned subsidiary of the Company prior to such merger ("Monarch"). On October 10, 1997, SC Bancorp merged (the "SCB Merger") with and into the Company. Southern California Bank ("SCB") was a wholly-owned subsidiary of SC Bancorp prior to the SCB Merger. The SCB Merger and the CCB Merger were each accounted for by the pooling-of-interests method of accounting, and, accordingly, the financial information for all periods presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company, CCB and SC Bancorp as if the CCB Merger and the SCB Merger had been in effect for all periods presented. On December 15, 1997, NBSC merged into SCB, leaving the Company with two banking subsidiaries: Western and SCB. Further details pertaining to the CCB Merger and the SCB Merger are presented in Note 2 of Notes to Consolidated Financial Statements.

  BASIS OF PRESENTATION

    The accounting and reporting policies of the Company and its wholly-owned subsidiaries, SCB, Western (together, the "Banks"), Venture Partners, Inc. and
M. B. Mortgage Company, Inc. (inactive) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. All significant inter-company balances and transactions have been eliminated.

    On June 3, 1997, the Company completed an 8.5-to-1 reverse stock split (the "Reverse Stock Split"). All share amounts herein have been restated to give effect to the Reverse Stock Split.

    Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1997 presentation.

  NATURE OF OPERATION

    The Company conducts business through the Banks. SCB is a full service bank with twenty-one banking offices, and Western is a full service bank with five banking offices, in each case, as of December 31, 1997. (SCB is in the process of closing and merging five banking offices, and with the merger of Santa Monica Bank into Western (see Note 20), the surving corporation, Western renamed "Santa Monica Bank" ("SMB") will have thirteen banking offices.) The Banks are subject to the laws of the State of California and federal regulations governing the financial services industry. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation and supervision by the Federal Reserve Board. The areas served by the Banks are San Diego, Orange and Los Angeles counties.

  ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                                WESTERN BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan and lease losses, the carrying value of other real estate owned, and the carrying value of the deferred tax asset.

  CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions "Cash and due from banks" and "Federal funds sold."

  SECURITIES

    Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and carried at amortized cost. Securities that are purchased and held principally for the purpose of selling them in the near term are classified as "trading" and carried at fair value, with unrealized gains and losses included in earnings. Securities not classified as either "held to maturity" or "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. When a debt security is transferred into the "held to maturity" category from the "available for sale" category, the unrealized gain or loss at the transfer date continues to be reported as a separate component of shareholders' equity and is amortized over the remaining life of the related security as a yield adjustment. If a decline in the fair market value of a security below the amortized cost basis is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the writedown is included in earnings. The Company's investments in Federal Reserve Bank and Federal Home Loan Bank Stock are carried at cost as these equity securities are not readily marketable.

    Premiums and discounts on securities are recognized in the statements of income using a method that approximates the level-yield method over the lives of the securities. Gains and losses on securities are recognized when realized with the cost basis of securities sold determined on a specific identification basis.

  INTEREST ON LOANS

    Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest income is ordinarily discontinued when a loan becomes 90 days past due as to principal or interest; however, management may elect to continue the accrual when the estimated net realizable value of collateral is sufficient to cover the principal balance and the accrued interest. When the loan is determined to be uncollectible, the unpaid principal is charged to the allowance for loan losses.

  LOAN ORIGINATION FEES AND COSTS

    Loan origination fees and certain direct loan origination costs are capitalized at origination and the net amount deferred is taken into interest income over the contractual lives of the loans using the interest method.

  ALLOWANCE FOR LOAN AND LEASE LOSSES

    The allowance for loan and lease losses is maintained at a level believed by management to be adequate to meet reasonably foreseeable loan and lease losses on the basis of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that

                                WESTERN BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
may affect the borrower's ability to pay, specific problem loans and trends in loan delinquencies and charge-offs. Losses on loans and leases are provided for under the allowance method of accounting. The allowance is increased by provisions charged to income and reduced by loan and lease charge-offs, net of recoveries. Loans and leases, including impaired loans, are charged off in whole or in part when, in management's opinion, collectibility is not probable.

    While management uses available information to establish the allowance for loan and lease losses, future additions to the allowance may be necessary if economic developments differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for loan and lease losses. Such agencies may require the Banks to recognize additions to the allowance based on judgments different from those of management.

    The Company's policy concerning non-performing loans is to cease accruing interest, and to charge off all accrued and unpaid interest on loans which are past due as to principal and/or interest for at least 90 days, or at such earlier time as management determines timely collection of the interest to be in doubt. However, in certain circumstances loans which are past due 90 days or more may continue accruing interest or interest may not be charged off when the related loans are well secured or in the process of being collected. When the Company receives cash on nonaccrual loans or leases, the Company's policy is to record such receipts first as a reduction to the principal and then as interest income. A non-performing loan or lease may be returned to accrual status if the loan or lease performs for a period of at least six months.

    Impaired loans are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category of "nonaccrual loans," although the two categories overlap. Nonaccrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

                                WESTERN BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
  LOANS HELD FOR SALE

    Loans held for sale are recorded at the lower of cost or estimated fair market value, determined on an aggregate basis, and include loan origination costs and related fees. Any transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or estimated fair market value on the transfer date. Gains or losses resulting from sales of loans are recorded at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold.

  OTHER REAL ESTATE OWNED

    Other real estate owned ("OREO") is comprised of real estate acquired through foreclosure. These assets are recorded initially at the lower of the carrying value of the receivable or the fair value less selling costs of the related real estate. The excess carrying value, if any, over the fair market value of the asset received is charged to the allowance for loan losses at the time of acquisition. Any subsequent decline in the fair market value of the OREO is recognized as a charge to operations and a corresponding decrease in the OREO asset. Gains from sales and operating expenses associated with OREO assets are included in operations when realized.

  PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost, less accumulated depreciation and amortization which are charged to expense on a straight-line basis over the estimated useful lives of the assets or the terms of the leases if shorter.

  GOODWILL

    Goodwill is amortized to expense using the straight-line method over its estimated useful life, not to exceed fifteen years. On an ongoing basis, management reviews the valuation and amortization of goodwill. During this review, management estimates the value of the Company's goodwill, taking into consideration any events and circumstances that might have diminished its value.

  INTEREST RATE SWAP AGREEMENTS

    SCB entered into two interest rate swap agreements in the management of its interest rate exposure with notional principal amounts of $50 million and $25 million, respectively. Revenue or expense associated with these agreements, which are intended to modify the interest-rate characteristics of interest-bearing assets, are accounted for on a settlement accounting basis and are recognized as an adjustment to interest income, based on the interest rates currently in effect for such contracts. SCB uses hedge accounting treatment which requires identification of the asset or liability to be hedged and linking the swap to the specified asset or liability. The notional amount of interest rate swaps are not reflected in the Consolidated Financial Statements, but are disclosed in Note 14 of the Notes to Consolidated Financial Statements. In January 1997, the swap with the notional principal amount of $25 million matured, and as part of the SCB Merger, and to be consistent with the asset/liability management philosophy of the Company, the remaining swap was terminated in the fourth quarter of 1997.

                                WESTERN BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
  INCOME TAXES

    The Company and its subsidiaries file a consolidated Federal income tax return. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  NET INCOME (LOSS) PER SHARE

    Basic net income per share of common stock is based on the weighted-average number of common shares outstanding during the year. Diluted net income per share is based on the weighted-average number of common shares outstanding during the year plus common stock equivalents (stock options and warrants) using the treasury stock method.

    On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Such statement requires disclosure of basic and diluted earnings per share rather than primary net income per share and fully diluted income per share. All periods presented have been restated to reflect the new disclosure standard.

  EFFECT OF NEW ACCOUNTING STANDARDS

    On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and earnings per share as if this statement had been adopted. The Company elected to continue accounting for stock options under the intrinsic value method and has provided the pro forma disclosure.

    The Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on January 1, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption did not have a material impact on the Company's financial condition and results of operations.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 129, "Disclosure of Financial Information About Capital Structure" ("SFAS 129"). SFAS 129 supersedes capital structure disclosure requirements found in previous accounting

                                WESTERN BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
pronouncements and consolidates them into one statement for ease of retrieval and greater visibility for non-public entities. These disclosures are required for financial statements for periods ending after December 15, 1997. As SFAS 129 makes no changes to previous accounting pronouncements as those pronouncements applied to the Company, adoption of SFAS 129 had no impact on the Company's results of operations and financial condition.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the inclusion of comprehensive income, either in a separate statement for comprehensive income, or as part of a combined statement of income and comprehensive income in a full-set of general-purpose financial statements.

    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS 130 requires that comprehensive income is to be presented beginning with net income, adding the elements of comprehensive income not included in the determination of net income, to arrive at comprehensive income. SFAS 130 also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

    SFAS 130 is effective for the Company on January 1, 1998. SFAS 130 requires the presentation of information already contained in the Company's financial statements and therefore is not expected to have an impact on the Company's financial position or results of operation.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the reporting of information about operating segments by public business enterprises in their annual and interim financial reports issued to shareholders.

    SFAS 131 requires that a public business enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

    SFAS 131 is effective for the Company's financial statements beginning January 1, 1998. Management has concluded that the Company operates in one segment--banking. Accordingly, adoption is not expected to have an effect on the Company's financial position, results of operations, or existing disclosures.

    In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits" ("SFAS 132"). SFAS 132 standardizes disclosure requirements for pensions and other postretirement benefits and requires additional disclosure on changes in benefit obligations and fair values of plan assets in order to facilitate financial analysis. SFAS 132 is effective for fiscal years beginning after December 15, 1997 with earlier application encouraged. The adoption of SFAS 132 will have no impact on the Company's results of operations and financial condition as this statement relates to disclosure requirements. The Company adopted SFAS 132 on January 1, 1998.

                                WESTERN BANCORP

NOTE 2--ACQUISITIONS

  WESTERN BANK

    On September 30, 1996, the Company completed the acquisition of Western in which Western became a wholly-owned subsidiary of the Company. The Company paid $17.25 per share, or approximately $61.1 million, for the 3,543,156 outstanding shares of common stock of Western and an additional $5.5 million related to the outstanding stock options of Western. The net consideration for the acquisition of Western was thus approximately $66.6 million. The acquisition was accounted for under the purchase method of accounting which resulted in approximately $30 million of goodwill being recorded.

    The Company funded the purchase price with the issuance of 3,076,045 shares of common stock of the Company ("Company Common Stock") in a private placement pursuant to which the Company raised approximately $42.2 million, net of approximately $1 million in issuance costs, and from the proceeds of a three year loan of $26.5 million from The Northern Trust Company. A $15.5 million dividend was declared by Western concurrently with the completion of the acquisition and paid to the Company; the proceeds of such dividend were used to reduce the $26.5 million note to $11 million.

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

               UNAUDITED PRO FORMA COMBINED SUMMARY OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           1996       1995
                                                                         ---------  ---------
Interest income........................................................  $  95,587  $  89,487
Interest expense.......................................................     29,577     27,737
                                                                         ---------  ---------
  Net interest income..................................................     66,010     61,750
Provision for loan and lease losses....................................      1,821      9,274
                                                                         ---------  ---------
  Net interest income after provision for loan and lease losses........     64,189     52,476
Non-interest income....................................................     10,999     11,331
Non-interest expense...................................................     60,576     62,336
                                                                         ---------  ---------
  Income before taxes..................................................     14,612      1,471
Income tax expense.....................................................      5,095      1,209
                                                                         ---------  ---------
  Net income...........................................................  $   9,517  $     262
                                                                         ---------  ---------
                                                                         ---------  ---------
Net income per share:
  Basic................................................................  $    0.92  $    0.03
  Diluted..............................................................  $    0.90  $    0.03
Weighted average shares outstanding:
  Basic................................................................   10,398.5    9,563.0
  Diluted..............................................................   10,551.2    9,674.5

                                WESTERN BANCORP

NOTE 2--ACQUISITIONS (CONTINUED)
  WESTERN BANCORP--CCB MERGER

    On June 4, 1997, CCB merged with and into the Company in a transaction accounted for using the pooling-of-interests method of accounting. In the CCB Merger, 3,043,226 shares of Company Common Stock were issued to holders of common stock of CCB based on a 1-for-1 exchange ratio (after the Reverse Stock Split) and all of the outstanding shares of common stock of CCB were canceled. The financial information for all periods presented has been restated to present the combined consolidated financial condition and results of operations of the Company and CCB as if the CCB Merger had been in effect for all periods presented. At the date of the CCB Merger, the Company charged to expense merger costs of $3.0 million (after tax), representing investment banking, filing and professional fees; employee compensation and severance; and costs of computer conversions.

    Separately reported net interest income and net income for CCB and the Company for the quarter ended March 31, 1997, were $5,089,000 and $939,000, and $5,871,000 and $893,000, respectively. On a combined basis, giving effect to the CCB merger as a pooling-of-interests, the Company's restated net interest income and net income were $10,960,000 and $1,832,000, respectively, for the quarter ended March 31, 1997. These amounts are unaudited.

  WESTERN BANCORP--SCB MERGER

    SC Bancorp merged with and into the Company in a transaction accounted for using the pooling-of-interests method of accounting on October 10, 1997. In the SCB Merger approximately 3,555,500 shares of Company Common Stock (prior to adjustment for fractional shares) were issued based on a 0.4556-for-1 exchange ratio and all of the outstanding shares of common stock of SC Bancorp were cancelled. The financial information for all periods presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company and SC Bancorp as if the SCB Merger had been in effect for all periods presented. Management charged to expense merger costs of $8.8 million (after tax), representing investment banking, filing and professional fees; compensation and severance costs; termination of an interest rate swap; branch closure expense; and costs of computer conversions.

    Separately reported net interest income and net income for SC Bancorp and the Company for the nine months ended September 30, 1997, were $18,842,000 and $4,014,000, and $34,066,000 and $3,514,000, respectively. On a combined basis, giving effect to both the CCB Merger and the SCB Merger as pooling-of-interests, the Company's restated net interest income and net income were $52,908,000 and $7,528,000, respectively, for the nine months ended September 30, 1997. These amounts are unaudited.

                                WESTERN BANCORP

NOTE 2--ACQUISITIONS (CONTINUED)
  MERGER RELATED COSTS

    As a result of the CCB Merger and the SCB Merger, the Company incurred certain merger related costs. These costs are described below:

                                                                                                      ACCRUED AT
                                                                                          PAID IN    DECEMBER 31,
                                                   CCB MERGER    SCB MERGER     TOTAL       1997         1997
                                                  -------------  -----------  ---------  ----------  -------------
                                                                           (IN THOUSANDS)
Investment banking fees.........................    $   1,400     $   3,520   $   4,920  $   (4,920)   $  --
Other professional services.....................          697         1,960       2,657      (2,483)         174
Compensation related expense....................        1,055         2,769       3,824      (2,303)       1,521
Conversion costs................................          252           753       1,005        (225)         780
Branch closure expense..........................       --               790         790      --              790
Termination of interest rate swap...............       --               446         446        (446)      --
Other...........................................       --               559         559        (359)         200
                                                       ------    -----------  ---------  ----------       ------
  Total merger related costs....................    $   3,404     $  10,797   $  14,201  $  (10,736)   $   3,465
                                                       ------    -----------  ---------  ----------       ------
                                                       ------    -----------  ---------  ----------       ------

    The following table presents certain financial data reported separately by each company and on a combined basis for the years ended December 31:

                                                                             1996       1995
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Net interest income:
  The Company (before mergers with CCB and SC Bancorp)...................  $   8,545  $   3,343
  CCB....................................................................     19,964     17,453
  SC Bancorp.............................................................     23,417     22,029
  Combined...............................................................     51,926     42,825
Net income (loss):
  The Company (before mergers with CCB and SC Bancorp)...................  $     738  $     683
  CCB....................................................................      3,796     (3,341)
  SC Bancorp.............................................................      4,455        869
  Combined...............................................................      8,989     (1,789)
Issuances of common stock:
  The Company (before mergers with CCB and SC Bancorp)...................  $  42,213  $   9,132
  CCB....................................................................        332      3,290
  SC Bancorp.............................................................         80         15
  Combined...............................................................     42,625     12,437

NOTE 3--RESTRICTIONS ON CASH AND DUE FROM BANKS

    The Company is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The total average amount of those reserve balances for the year ended December 31, 1997 was approximately $32 million.

                                WESTERN BANCORP

NOTE 4--SECURITIES

    Investment securities at December 31, 1997 and 1996 were as follows:

                                                               GROSS         GROSS
                                               AMORTIZED    UNREALIZED    UNREALIZED   ESTIMATED
                                                  COST         GAINS        LOSSES     FAIR VALUE
                                               ----------  -------------  -----------  ----------
                                                                 (IN THOUSANDS)
1997
Securities available for sale:
  US government securities...................  $  107,248    $     288     $  --       $  107,536
  US agency securities or insured
    obligations..............................      53,599           61          (145)      53,515
  Mortgage-backed securities.................      40,048           97          (512)      39,633
  State and political subdivisions...........       1,169           51        --            1,220
                                               ----------        -----    -----------  ----------
    Total debt securities....................  $  202,064    $     497     $    (657)  $  201,904
                                               ----------        -----    -----------  ----------
                                               ----------        -----    -----------  ----------
1996
Securities held to maturity:
  US government securities...................  $    1,147    $      13     $  --       $    1,160
  US agency securities.......................       3,989            2            (1)       3,990
  Mortgage-backed securities.................       1,921       --               (39)       1,882
                                               ----------        -----    -----------  ----------
    Total debt securities....................  $    7,057    $      15     $     (40)  $    7,032
                                               ----------        -----    -----------  ----------
                                               ----------        -----    -----------  ----------
Securities available for sale:
  US government securities...................  $  168,411    $      53     $    (111)  $  168,353
  US agency securities or insured
    obligations..............................      92,914           17          (538)      92,393
  Mortgage-backed securities.................      49,474           34        (1,218)      48,290
  State and political subdivisions...........         413       --                (2)         411
  Other debt securities......................       1,390           68            (9)       1,449
                                               ----------        -----    -----------  ----------
    Total debt securities....................     312,602          172        (1,878)     310,896
  Mutual funds...............................       9,042           36        --            9,078
  Other equity securities....................         123          160        --              283
                                               ----------        -----    -----------  ----------
    Total....................................  $  321,767    $     368     $  (1,878)  $  320,257
                                               ----------        -----    -----------  ----------
                                               ----------        -----    -----------  ----------

    The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Mortgage-backed securities included in available for sale portfolios which are not due at a single maturity date are allocated over several maturity groupings based on anticipated

                                WESTERN BANCORP

NOTE 4--SECURITIES (CONTINUED)
maturities of the underlying assets. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        AMORTIZED   ESTIMATED
                                                                           COST     FAIR VALUE
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
AVAILABLE FOR SALE:
  Due in one year or less.............................................  $   94,837  $   94,753
  Due after one year through five years...............................      94,496      94,370
  Due after five years through ten years..............................       6,615       6,550
  Due after ten years.................................................       6,116       6,231
                                                                        ----------  ----------
                                                                        $  202,064  $  201,904
                                                                        ----------  ----------
                                                                        ----------  ----------

    Gross gains and losses on sale of available for sale securities were $342,000 and $0, respectively, for 1997, and $281,000 and $0, respectively, for 1996. Gross gains and losses were $0 and $692,000, respectively, for 1995.

    Investment securities available for sale with a carrying amount of approximately $19.2 million and $49.5 million, were pledged as collateral to secure public deposits at December 31, 1997 and 1996, respectively.

    In December 1997, in conjunction with the merger between NBSC and SCB, SCB and Western reclassified their entire held-to-maturity investment portfolio to the available-for-sale category. The held-to-maturity investment securities were transferred to available for sale at their fair market values. The amortized cost of the securities transferred was $2.9 million and the related unrealized net gain recorded was $35,000.

    The Banks may hold derivative securities as part of their investment portfolios. At December 31, 1997, the Bank's held three collateralized mortgage obligations ("CMOs") with an amortized cost of approximately $1.042 million and a current market value of approximately $1.052 million. The weighted average yield of these investments was 7.19% and the weighted average life was 1.88 years as of December 31, 1997. All three CMOs have been tested no less than annually using the Federal Financial Institutions Examination Council ("FFIEC") "High Risk Security Test" and each of the securities has passed the annual tests. This stress test is used by bank regulators to assess the relative risks of investments in CMOs. A security that passes this test is not considered to be "high-risk;" a security that fails the test may be subject to additional regulatory scrutiny, and under the most severe case, the bank could be asked to sell the security.

                                WESTERN BANCORP

NOTE 5--LOANS AND LEASES

  LOANS AND LEASES

    Most of the loans and leases made by the Company are to customers located in San Diego, Orange and Los Angeles counties. Mortgage and construction loans are collateralized by real estate trust deeds. The Company generally requires security in the form of assets, including real estate, for commercial and installment loans. The ability of the Company's customers to honor their loan agreements is dependent upon the general economy of the Company's market areas and the financial strength of the customer. The distribution of the Company's held for investment loan and lease portfolio is as follows:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Real estate construction..............................................  $   65,982  $   59,952
Real estate mortgage..................................................     376,934     312,386
Commercial............................................................     362,083     342,737
Leases................................................................       1,934       3,027
Installment and other.................................................      76,052     100,456
                                                                        ----------  ----------
    Gross loans and leases............................................     882,985     818,558
Less:.................................................................
  Unearned lease income...............................................        (226)       (364)
  Deferred loan fees, net.............................................      (2,384)     (2,070)
  Allowance for loan and lease losses.................................     (15,894)    (15,757)
                                                                        ----------  ----------
    Net loans and leases held for investment..........................  $  864,481  $  800,367
                                                                        ----------  ----------
                                                                        ----------  ----------

                                WESTERN BANCORP

NOTE 5--LOANS AND LEASES (CONTINUED)
  ALLOWANCE FOR LOAN AND LEASE LOSSES

    Changes in the allowance for loan and lease losses for the three years ended December 31, were as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Allowance for loan and lease losses:
  Balance at the beginning of the period.....................  $  15,757  $  13,130  $  12,115
Loans and leases charged off:
  Real estate mortgage and construction......................      1,600      2,649      6,074
  Commercial.................................................      2,007      1,481      2,567
  Installment and other......................................        558        518        925
  Leases.....................................................     --             27         11
                                                               ---------  ---------  ---------
    Total loans and leases charged off.......................      4,165      4,675      9,577
Recoveries on loans and leases charged off:
  Real estate mortgage and construction......................        134        147        542
  Commercial.................................................      1,198        873        625
  Installment and other......................................        170        103        210
  Leases.....................................................     --         --             34
                                                               ---------  ---------  ---------
    Total recoveries on loans and leases charged off.........      1,502      1,123      1,411
                                                               ---------  ---------  ---------
    Net loans and leases charged off.........................      2,663      3,552      8,166
Provision charged to operating expense.......................      2,800      1,018      8,564
Other additions due to:
  Acquisition of Western.....................................     --          5,041     --
  Loan portfolio purchases...................................     --            120        617
                                                               ---------  ---------  ---------
Balance at the end of the period.............................  $  15,894  $  15,757  $  13,130
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

  CREDIT QUALITY

    A summary of loans on which the accrual of interest has been discontinued as of December 31 follows:

                                                                        AT DECEMBER 31,
                                                                -------------------------------
                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
                                                                        (IN THOUSANDS)
Nonaccrual loans and leases:
  Real estate construction....................................  $  --      $   1,031  $   4,545
  Real estate mortgage........................................      6,331     11,471     10,983
  Commercial..................................................        844      2,454      1,572
  Leases......................................................     --         --             27
  Installment and other.......................................        313      1,201        176
                                                                ---------  ---------  ---------
    Total.....................................................  $   7,488  $  16,157  $  17,303
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                                WESTERN BANCORP

NOTE 5--LOANS AND LEASES (CONTINUED)
    If interest on nonaccrual loans and leases had been recognized at the original interest rates, interest income would have increased approximately $570,000, $859,000 and $849,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

    The Company has no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

    At December 31, 1997 and 1996, impaired loans and the related specific loan loss allowances were as follows:

                                                                       1997
                                                 ------------------------------------------------
                                                  RECORDED    ALLOWANCE FOR LOAN
                                                 INVESTMENT    AND LEASE LOSSES    NET INVESTMENT
                                                 -----------  -------------------  --------------
                                                                  (IN THOUSANDS)
  With specific allowances.....................   $   2,118        $     679         $    1,439
  Without specific allowances..................      11,364           --                 11,364
                                                 -----------           -----            -------
    Total impaired loans and leases............   $  13,482        $     679         $   12,803
                                                 -----------           -----            -------
                                                 -----------           -----            -------

                                                                      1996
                                                 ----------------------------------------------
                                                                ALLOWANCE FOR
                                                  RECORDED     LOAN AND LEASE
                                                 INVESTMENT        LOSSES        NET INVESTMENT
                                                 -----------  -----------------  --------------
                                                                 (IN THOUSANDS)
  With specific allowances.....................   $   9,938       $   2,172        $    7,766
  Without specific allowances..................      11,096          --                11,096
                                                 -----------         ------           -------
    Total impaired loans and leases............   $  21,034       $   2,172        $   18,862
                                                 -----------         ------           -------
                                                 -----------         ------           -------

    The average recorded investment in impaired loans and leases for the years ended December 31, 1997, 1996 and 1995 was approximately $17,459,000, $13,098,000 and $17,583,000, respectively. Interest income on impaired loans and leases of approximately $654,000, $589,000 and $593,000 was recognized for cash payments in 1997, 1996 and 1995, respectively.

NOTE 6--PROPERTY AND EQUIPMENT

    The components of premises and equipment at December 31, were as follows:

                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
  Land and building.....................................................  $  11,195  $  11,106
  Furniture, fixtures and equipment.....................................     14,273     13,628
  Leasehold improvements................................................      5,135      5,013
                                                                          ---------  ---------
    Total property and equipment........................................     30,603     29,747
  Less accumulated depreciation and amortization........................    (16,918)   (14,792)
                                                                          ---------  ---------
    Total property and equipment, net...................................  $  13,685  $  14,955
                                                                          ---------  ---------
                                                                          ---------  ---------

                                WESTERN BANCORP

NOTE 7--DEPOSITS

    At December 31, 1997, the scheduled contractual maturities of certificates of deposit are as follows (In thousands):

1998..............................................................  $ 252,754
1999..............................................................      9,365
2000..............................................................      4,421
2001..............................................................        702
2002 and thereafter...............................................      1,157
                                                                    ---------
                                                                    $ 268,399
                                                                    ---------
                                                                    ---------

NOTE 8--BORROWINGS

    At December 31, 1997 and 1996, borrowings were as follows:

                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
  Notes payable.........................................................  $   7,080  $  13,350
  Federal funds purchased...............................................     --          1,852
  Treasury, tax and loan note...........................................      5,671      5,088
                                                                          ---------  ---------
                                                                          $  12,751  $  20,290
                                                                          ---------  ---------
                                                                          ---------  ---------

    On September 30, 1996, the Company borrowed $26.5 million from The Northern Trust Company under a three year revolving credit agreement. Concurrently with the acquisition of Western, the Company reduced the loan by $15.5 million as a result of a dividend in the same amount from Western and retained a credit line of $11 million. In 1997 the credit line was increased to $13 million. The balance at December 31, 1997 and 1996 was $7.1 million and $11.0 million, respectively, and the interest rate was 7.02% and 6.75%, respectively. The highest amount outstanding during 1997 and 1996 was $12.2 million and $26.5 million, respectively; the average balance outstanding during 1997 and 1996 was $9.6 million and $2.75 million, respectively; and the average rate paid in 1997 and 1996 was 7.07% and 6.95%, respectively. The revolving credit agreement expires on September 25, 1999. In January 1998, the Company executed a third amendment to the revolving credit agreement increasing the credit line to $17.5 million and modifying certain covenants to reflect the Company's larger size. The loan agreement contains covenants which impose certain restrictions on activities of the Company and its financial condition. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, a dividend limitation and minimum and maximum credit quality ratios. As of December 31, 1997 and 1996, the Company, and where applicable, its subsidiaries, were in compliance with each of such covenants or the Company has obtained the appropriate waivers from The Northern Trust Company. Shares of common stock of Western, with a carrying value of approximately $58 million, have been pledged as collateral against the note payable to The Northern Trust Company.

    In December 1988 CCB obtained a $3 million term loan from another financial institution for the purpose of providing additional capital to NBSC. The credit agreement for this loan was amended pursuant to a Second Amendment to the Credit Agreement, dated August 25, 1994 (the "Second Amendment"). Interest was payable monthly on the unpaid principal balance of the loan and required prepayment of 40% of the proceeds of any stock offering or placement of debt or equity. The Second

                                WESTERN BANCORP

NOTE 8--BORROWINGS (CONTINUED)
Amendment was supported by a Support Agreement (the "Support Agreement") between a shareholder and director of CCB (the "Shareholder") and CCB whereby the Shareholder guaranteed the payment of the loan.

    To compensate the Shareholder for signing the Support Agreement and subsequently paying off the lending institution, CCB signed a Holding Company Support Agreement (the "Holding Company Support Agreement") whereby CCB agreed to: (1) pay to the Shareholder a fee equal to 1% of the unpaid principal amount of the note on each anniversary date and (2) issue to the Shareholder on or prior to March 31, 1997, and thereafter on each anniversary date, warrants to purchase 25,000 shares of Company Common Stock at an exercise price per share equal to 80% of the book value per share of the Company on December 31, 1996 and subsequent year end periods. The Shareholder paid off the outstanding balance of $2,350,000 to the lending institution in March of 1996, and CCB entered into a new note with the shareholder (the "New Note"). The New Note bore an interest rate of 3% over prime rate with interest only payable monthly for the first year; and thereafter, quarterly principal payable of $125,000 plus interest payable monthly. Any remaining principal and interest would have been due on April 1, 1999. On March 17, 1997, CCB paid down $2,000,000 on this note, and based on the $350,000 remaining balance of the note, CCB issued to the Shareholder pursuant to the Holding Company Support Agreement, a number of warrants to purchase 3,723 shares of the CCB's common stock at an exercise price of $6.60 per share, which number of warrants was proportional to the outstanding balance on the New Note at that time. CCB also paid the Shareholder a fee equal to 1% of the unpaid principal balance on March 17, 1997. The remaining unpaid principal balance of $350,000 was subject to the original terms of the note and was paid on April 1, 1997.

Under an agreement with the Federal Home Loan Bank of San Francisco, SCB may obtain an extension of credit of up to 55% of total assets collateralized by real estate loans. At December 31, 1997, SCB had pledged loans amounting to $11,150,000 and had available credit of $6,629,000. No amounts were outstanding on this line of credit at December 31, 1997 and 1996.

Under separate agreements with three commercial banks, SCB may borrow an aggregate of up to $48 million through federal funds lines of credit. Western also may borrow an aggregate of up to $22.0 million through federal funds lines of credit. Federal funds arrangements are subject to the terms of the individual arrangements and may be terminated at the discretion of the correspondent bank. $0 and $1,852,000 were outstanding on these lines of credit at December 31, 1997 and 1996, respectively.

SCB participates in the Treasury, Tax and Loan Note program. SCB has a limit of $6.0 million at the Federal Reserve Bank. Treasury, Tax and Loan balances fluctuate based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. At December 31, 1997 the interest rate on the Treasury, Tax and Loan Note was 5.28 percent.

NOTE 9--SHAREHOLDERS' EQUITY

  EQUITY TRANSACTIONS

    The Company declared a cash dividend of $0.15 per share payable on December 10, 1997 to shareholders of record on November 10, 1997 and $0.15 per share payable on March 27, 1998 to shareholders of record on February 27, 1998.

                                WESTERN BANCORP

NOTE 9--SHAREHOLDERS' EQUITY (CONTINUED)
    As part of the September 30, 1996 acquisition of Western, the Company sold approximately 3,076,000 shares of Company Common Stock in a private placement for net proceeds of approximately $42,213,000. Pursuant to this equity transaction, the Company issued to parties related to Belle Plaine Financial, L.L.C., 92,275 warrants to acquire Company Common Stock at $16.83 per share. The warrants expire on September 30, 2006.

    During 1995, the Company completed two capital raising transactions. Under a private placement which closed in March 1995, the Company issued approximately 535,000 shares of Company Common Stock for net proceeds of approximately $5,669,000. In September 1995, pursuant to a shareholders' rights and public offering, the Company issued approximately 340,000 shares of Company Common Stock for net proceeds of approximately $3,464,000. Pursuant to the September 1995 equity transaction, the Company issued to parties related to Belle Plaine Financial, L.L.C., 48,400 warrants to acquire Company Common Stock at $13.77 per share. The warrants expire on September 30, 2005.

    In November 1995, CCB sold 474,000 shares of its common stock through private placement at $6.75 per share for the purpose of contributing most of the proceeds into NBSC as additional capital. Of the total proceeds of $3,200,000, CCB contributed $2,900,000 into NBSC's capital in December 1995.

    SCB declared three cash dividends during 1997. On each of January 23, March 27, and July 24, 1997, SCB declared a $0.05 per share cash dividend, payable to its shareholders of record at the close of business on February 6, May 2, and August 4, 1997, respectively. The dividends were paid on February 20, May 20, and August 20, 1997, respectively, totaling $374,000, $375,000, and $375,000, respectively.

  RESTRICTIONS ON PAYMENTS OF DIVIDENDS

    Holders of Company Common Stock are entitled to receive dividends declared by the Board of Directors out of funds legally available therefor under the laws of the State of California and certain federal laws and regulations governing the banking and financial services business. The Company's ability to pay dividends is also limited by the Third Amendment to Revolving Credit Agreement, dated as of January 26, 1998, between the Company and The Northern Trust Company, which provides that the Company may not declare or pay any dividend other than dividends payable in Company Common Stock or in the ordinary course of business not to exceed 50 percent of net income per fiscal quarter of the Company before goodwill amortization and any restructuring charges incurred in connection with any merger, consolidation or other restructuring contemplated by the Agreement and Plan of Merger, dated as of July 30, 1997 and Restated as of November 20, 1997, by and among the Company, Western and Santa Monica Bank or similar transactions. In addition, the Banks are subject to certain restrictions under the laws of the State of California and certain federal laws and regulations governing banks which limit their ability to transfer funds to the Company through inter-company loans, advances, or cash dividends.

                                WESTERN BANCORP

NOTE 10--INCOME TAXES

    The components of income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Current expense:
  Federal.......................................................  $   6,296  $   2,002  $     704
  State.........................................................      3,043        488        228
                                                                  ---------  ---------  ---------
    Total.......................................................      9,339      2,490        932
                                                                  ---------  ---------  ---------
Deferred expense (benefit):
  Federal.......................................................        471        725     (1,461)
  State.........................................................       (167)       441     (1,204)
                                                                  ---------  ---------  ---------
    Total.......................................................        304      1,166     (2,665)
                                                                  ---------  ---------  ---------
      Total income taxes........................................  $   9,643  $   3,656  $  (1,733)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    Tax benefits associated with the exercise of nonqualified stock options of $1,755,000, $51,000 and $78,000 for 1997, 1996 and 1995, respectively, are reflected in the Consolidated Statements of Changes in Shareholders' Equity.

    The provision for income taxes differs from that which would result from applying the U.S. statutory rate of 35% in 1997 and 1996 and 34% in 1995 as follows:

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Federal income tax expense (benefit) at statutory rate..........  $   4,482  $   4,425  $  (1,198)
Increase (reduction) in taxes resulting from:
  State income taxes, net of federal benefits...................      1,870        613       (219)
  Amortization of goodwill......................................        739        210        196
  Non-deductible merger expenses................................      2,750     --         --
  Change in valuation allowance.................................     --         (1,576)      (413)
  Other, net....................................................       (198)       (16)       (99)
                                                                  ---------  ---------  ---------
Total income tax expense (benefit)..............................  $   9,643  $   3,656  $  (1,733)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                                WESTERN BANCORP

NOTE 10--INCOME TAXES (CONTINUED)

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below.

                                                                              1997       1996
                                                                            ---------  ---------
                                                                               (IN THOUSANDS)
Deferred tax assets:
  Unrealized loss on investment securities................................  $      66  $     648
  Unrealized loss on loans................................................     --            265
  Loans, principally due to allowance for losses..........................      2,355      2,613
  Other real estate owned.................................................        226        788
  Interest on nonaccrual loans............................................        354        239
  Net operating loss carryovers...........................................        378        392
  Purchase accounting adjustments.........................................      1,109      1,022
  Deferred compensation...................................................      1,267      1,190
  Depreciation............................................................        767        987
  Contingencies...........................................................        895        382
  Other...................................................................      1,007      1,145
                                                                            ---------  ---------
Total deferred tax assets.................................................      8,424      9,671
  Valuation allowance.....................................................     --         --
                                                                            ---------  ---------
Net deferred tax assets...................................................      8,424      9,671
                                                                            ---------  ---------
Deferred tax liabilities:
  FHLB stock dividends....................................................       (289)      (215)
  Leases..................................................................       (179)      (183)
  Other...................................................................       (107)      (538)
                                                                            ---------  ---------
  Total deferred tax liabilities..........................................       (575)      (936)
                                                                            ---------  ---------
    Net deferred tax asset................................................  $   7,849  $   8,735
                                                                            ---------  ---------
                                                                            ---------  ---------

    Realization of the net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income and the utilization of tax planning strategies. Management believes that it is more likely than not that the deferred tax assets will be fully realized. Therefore no valuation allowance for deferred tax assets has been recorded at December 31, 1996 and 1997.

    On December 31, 1997 the Company had $2,621,000 and $873,000 of Federal and California net operating loss carryovers, respectively, and $333,000 in tax credit carryforwards. During 1995, the Company entered into a recapitalization plan which resulted in a change in ownership for purposes of Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"). IRC Section 382 imposes restrictions on the utilizations of certain tax loss and credit carryforwards which resulted in $1,741,000 of the Federal net operating loss carryovers and $333,000 of tax credit carryovers no longer being available for utilization.

    Management believes that the remaining $880,000 and $873,000 of the Federal and California net operating losses, respectively, will be realized. The net operating loss carryovers have various expiration dates through the year 2010.

                                WESTERN BANCORP

NOTE 11--COMMITMENTS AND CONTINGENT LIABILITIES

  LEASES

    The Company and the Banks conduct operations from leased facilities under operating leases which expire on various dates and which contain certain renewal options.

    Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997 are as follows:

                                                                                    AMOUNT (IN
                                                                                    THOUSANDS)
                                                                                    -----------
Year ended December 31:
  1998............................................................................   $   2,262
  1999............................................................................       2,348
  2000............................................................................       2,334
  2001............................................................................       2,163
  2002............................................................................       1,623
  Thereafter......................................................................       5,699
                                                                                    -----------
    Total.........................................................................   $  16,429
                                                                                    -----------
                                                                                    -----------

    Rental expense was $2,938,000 in 1997, $2,617,000 in 1996 and $2,603,000 in
1995. Rental expense for 1996 includes that for Western since the date of its acquisition.

    Sublease rental income for the years ended December 31, 1997, 1996 and 1995 totaled approximately $194,000, $155,000 and $187,000, respectively.

  LITIGATION

    GENERAL. From time to time, the Company and the Banks are party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's and/or the Banks' exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the incurrence of the loss is probable.

    Set forth below is a brief summary of the status of certain pending legal proceedings to which the Company and/or the Banks are subject. Management believes that the reserves which it has established for these matters are adequate at this time. However, litigation is inherently uncertain and no assurance can be given that this or any other litigation will not result in any loss which might be material to the Company and/or the Banks.

    PDI LITIGATION. NBSC v. Vincent E. Galewick, Performance Development, Inc. et al. (the "PDI Litigation"), is an interpleader action filed by NBSC on August 22, 1995 in the Orange County Superior Court. The dispute arose from a demand by the California Department of Corporations under California Government Code
Section 7480 on August 17, 1995 for the identification of account names and account number associated with Vincent Galewick and Performance Development, Inc. (collectively "PDI"). As a result of receipt of a declaration by the California Department of Corporations under California Financial Code Section 952, NBSC froze $12,301,113 in PDI's accounts. On August 21, 1995, a temporary restraining

                                WESTERN BANCORP

NOTE 11--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) order was issued restraining PDI and others from transferring funds. NBSC was thereafter threatened by various parties with lawsuits for refusal to release the funds, and an attack was made on the applicability of the temporary restraining order to the funds. NBSC deposited the funds with the Orange County Superior Court and filed the interpleader action to allow the court to determine the disposition of the funds. In response, the defendants filed a cross complaint against NBSC alleging $25 million (the original claim alleged $45 million and was reduced during discovery) in damages due to lost opportunities, breach of contract, loss of goodwill and damage to their reputation due to the inability to use the $12,301,113. Additional claims for an unspecified amount of punitive damages, consequential damages and incidental damages have been alleged. Discovery has not yet been completed. Trial is anticipated to take place in the fourth quarter of 1998.

    FIP LITIGATION. Financial Institution Partners, L.P. v. California Commercial Bankshares et al., is an action filed by Financial Institution Partners, L.P. (collectively with its purported assignee, Hovde Capital, Inc., "FIP") on December 19, 1996 in the United States District Court for the Central District of California. The dispute arose from the purchase by FIP in December 1995 of 288,888 shares of common stock of CCB (the "Initial Shares") in a private placement at $6.75 per share ($1,949,994 in the aggregate), and FIP's agreement to purchase an additional 266,659 shares of common stock of CCB on or prior to May 5, 1996, subject to satisfaction of certain closing conditions, including the receipt of required regulatory approval, if any.

    FIP informed CCB on April 30, 1996 that it had been informed that no regulatory approval was required for the purchase of additional shares of common stock of CCB. Nevertheless, FIP did not purchase any additional shares of CCB Common Stock pursuant to the agreement and has alleged, among other things, that CCB failed to cooperate fully in the due diligence review of CCB that FIP alleges was a condition precedent to its purchase of those additional shares. On June 11, 1996, FIP requested that CCB either (a) amend the agreement to allow FIP until December 31, 1996 to purchase additional shares of common stock of CCB at an increased purchase price based upon the earnings of CCB from June 1, 1996 through November 30, 1996, or (b) repurchase the Initial Shares for an amount equal to the purchase price, plus $6.00 per share, plus 9 percent interest, plus FIP's legal, accounting and due diligence expenses. On June 28, 1996, CCB informed FIP that its rights to purchase additional shares had expired under the terms of the parties' agreement and declined either to amend the agreement or repurchase the Initial Shares.

    On December 19, 1996, FIP filed a complaint in the United States District Court for the Central District of California against CCB, NBSC and certain of their respective officers and directors alleging claims for breach of contract (declaratory relief and specific performance), violation of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, intentional misrepresentation, negligent misrepresentation, suppression of fact and breach of contract (rescission, restitution and damages). On August 20, 1997, FIP filed a Third Amended Complaint adding the Company as a defendant and alleging additional claims for breach of contact (right of first refusal) and civil violation of Penal Code Section 496. The complaint seeks rescission of FIP's purchase of the Initial Shares, consequential damages in excess of $1,650,000 and punitive damages. In the alternative, FIP seeks a declaratory judgment requiring CCB to sell an additional 266,659 shares to FIP at $6.75 per share if FIP determines it wishes to purchase such shares and requiring CCB and the Company to comply with the terms of the agreement, which FIP contends provides it with a right of first refusal as to any offers by defendants of shares of common stock of CCB in an amount necessary to maintain FIP's agreed beneficial ownership interest in CCB. FIP's complaint does not specify

                                WESTERN BANCORP

NOTE 11--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) which company's stock it believes it currently has a right of refusal to purchase, or whether the number of shares it believes it has a right, or right of first refusal, to purchase is subject to adjustment as a result of the CCB Merger.

    On September 19, 1997, the Company filed an answer to the complaint. The Company believes that FIP's claims are without merit, that FIP has not been damaged but in fact has earned a substantial profit from its purchase of the Initial Shares, that FIP breached its agreement with CCB, and that FIP has no contractual right or right of first refusal to purchase any shares of Company Common Stock.

FIRST PENSION LITIGATION.

    ROUSEAU ACTION. Rousseau et al. v. Rancho Vista National Bank et al., is an action brought in the San Diego Superior Court on October 23, 1995 by a class of investors who invested pension funds with First Pension, a pension plan administrator, alleging claims against various banks who dealt with First Pension (the "Rouseau Action"). The plaintiffs have stated claims for fraud and deceit, aiding and abetting fraud and deceit, breach of fiduciary duty, constructive fraud and aiding and abetting constructive fraud against a number of financial institutions (the "Bank Defendants"), including SCB as successor to Monarch and NBSC. NBSC and certain of its officers were named as defendants, based on the fact that First Pension deposited investor pension funds into an account at NBSC of which NBSC agreed to be custodian. The plaintiffs allege losses of over $130 million due to the combined alleged wrongdoing of the Bank Defendants. No specific damage claim was alleged against NBSC.

    EVANS ACTION. Evans v. Home Bank et al., is a suit brought by the receiver for First Pension and related entities in the Central District of California based on the same allegations as in the Rousseau Action (the "Evans Action"). The receiver alleges that NBSC and Monarch improperly delegated their respective fiduciary duties as a custodian of pension funds to First Pension and failed to ensure that all pension assets were transferred to the successor custodian. Plaintiffs have not alleged a specific damage claim against NBSC or Monarch.

    ZWICK ACTION. Beverly Zwick v. Monarch Bank et al., is a class action brought in the San Diego Superior Court (the "Zwick Action"). The plaintiffs are a class of investors whose funds were deposited by First Pension in custodial accounts held at Monarch. The plaintiffs stated claims for negligence, fraud and aiding and abetting constructive fraud against Monarch and the Company. Plaintiffs claim that Monarch knew or should have known that the now incarcerated principals of First Pension were periodically stealing funds from the custodial accounts through transferring authorized withdrawals to bogus accounts from which the funds were eventually stolen. The damages alleged by the plaintiffs exceed $2,000,000.

    SETTLEMENT. On February 13, 1998, the Company entered into a Settlement Agreement and Mutual Release, pursuant to which the Company and SCB, as successors to Monarch and NBSC, were released from all claims raised in the Rousseau Action, the Evans Action and the Zwick Action and the Company will pay $1.1 million to be allocated among the various plaintiffs. Before this settlement becomes final, the settlement agreement must be approved by the courts in the various actions. The impact of the settlement has been included in the 1997 consolidated financial statements.

                                WESTERN BANCORP

NOTE 12--RELATED PARTY TRANSACTIONS

    The Company had loans outstanding to principal officers and directors and their affiliated companies which were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and do not involve more than the normal risks of collectibility. An analysis of the activity with respect to such loans to related parties is as follows for the years ended December 31:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Balance, January 1.......................................................  $   4,514  $   4,141
Additions due to acquisitions............................................     --            184
New loans................................................................      1,073      2,303
Repayments...............................................................     (4,458)    (2,114)
                                                                           ---------  ---------
  Balance, December 31...................................................  $   1,129  $   4,514
                                                                           ---------  ---------
                                                                           ---------  ---------

    In addition to the $1,129,000 of related party loans outstanding at December 31, 1997, there were $382,000 in undisbursed commitments. Included in the repayments of $4,458,000 during 1997 is a decrease of $3,405,000 due to a reduction in the number of related parties due to the CCB Merger and the SCB Merger. In addition, principal officers and directors in the aggregate had $3.1 million in deposits with the Banks at December 31, 1997.

    Certain of the Company's life insurance policies have been contracted based on competitive bids through Rice Brown Financial. The principal of Rice Brown Financial is a director of the Company.

    On January 1, 1996, the Company engaged one of its directors as a financial advisor. The engagement agreement provides for a monthly fee of $3,000 plus expenses beginning January 1, 1996. The agreement may be terminated by either the Company or the director upon 30 days written notice.

    Belle Plaine Partners, Inc. and Belle Plaine Financial, L.L.C. are entities related to a director of the Company. Belle Plaine Partners, Inc. serves as financial advisor to the Company under an engagement letter dated May 17, 1995. The agreement may be terminated by either party upon 30 days written notice. In that capacity, Belle Plaine Partners, Inc. was paid fees of approximately $1.4 million for evaluating and identifying potential acquisitions including the acquisition of Western which closed September 30, 1996. The Company also paid Belle Plaine Partners, Inc. fees of approximately $1.35 million and $1.8 million in connection with the CCB Merger and SCB Merger, respectively, by the Company, and expects to pay approximately $2.7 million in connection with the acquisition of Santa Monica Bank by the Company. Belle Plaine Financial, L.L.C. was engaged by the Company to raise capital to consummate the acquisition of Western. Belle Plaine Financial, L.L.C. was paid $863,000 for its services and was reimbursed for expenses incurred in the course of that engagement. In addition Belle Plaine Financial, L.L.C. assisted in the raising of capital for the Company in connection with the acquisition of Santa Monica Bank by the Company for which it did not receive a fee.

    As part of the cost of raising equity in September of 1995, 48,400 warrants were issued to parties related to Belle Plaine Partners, Inc., including 40,425 to directors of the Company. The exercise price of $13.77 was 20% higher than the price at which the equity was raised. As part of the cost of the equity raised in 1996 for the Western acquisition, 92,275 warrants were issued to parties related to Belle Plaine Partners,

                                WESTERN BANCORP

NOTE 12--RELATED PARTY TRANSACTIONS (CONTINUED)
Inc., including 33,557 to the Company's largest shareholder and 28,089 to a director of the Company. The exercise price of $16.83 was 20% higher than the price at which the equity was raised.

NOTE 13--BENEFITS PLANS

    On May 16, 1995, the Board of Directors of the Company approved the 1995 Directors Deferred Compensation Plan which was approved by shareholders on July 17, 1995. The plan is effective for fees earned on and after July 1, 1995. No compensation has been awarded under the plan.

    During 1992 the Company adopted an employee stock ownership and salary deferral plan ("KSOP"). The Company's contributions to the KSOP totaled approximately $20,000 in 1995. No contributions were made in 1997 and 1996. In September of 1996 the Company froze the KSOP plan and recorded a related expense of approximately $189,000 for repayment of a loan and other expenses. The loan was classified in other liabilities as of December 31, 1996 and was paid off in January of 1997.

    The Banks have 401(k) plans covering substantially all employees. Amounts contributed by the Banks and charged to expense were approximately $271,000, $250,000, and $247,000 in 1997, 1996 and 1995, respectively. The Company intends to merge the Banks' 401(k) plans into a single plan in the first quarter of 1998.

    In 1987, CCB purchased cost recovery life insurance with aggregate death benefits in the amount of $2,473,000 on the lives of the senior management participants. The Company, as successor to CCB is the sole owner and beneficiary of such policies, which were purchased to fund CCB's obligation under separate deferred compensation arrangements. The cash surrender values and obligation under deferred compensation agreements at December 31, 1997 and 1996 of $1,415,000 and $1,296,000, respectively, and $568,000 and $529,000, respectively, have been included in other assets and in other liabilities, respectively, in the accompanying consolidated balance sheets.

    The Company, as successor to SC Bancorp, has established deferred compensation plans which permit certain directors and management employees to defer portions of their compensation and earn interest at a predetermined amount above a specified interest rate index on the deferred amounts. Expense incurred on deferred balances was approximately $220,000, $177,000 and $648,000 in 1997, 1996 and 1995, respectively. The deferred compensation liability at December 31, 1997 and 1996 was approximately $1.9 million and $2.1 million, respectively, of which $938,000 and $1.2 million, respectively, represented principal, and was classified with other liabilities in the accompanying consolidated balance sheets. Approximately $932,000 and $948,000 represented accrued interest payable at December 31, 1997 and 1996, respectively, and was also classified as other liabilities in the accompanying consolidated balance sheets. In conjunction with the plans, the Company purchased life insurance policies on the participants with the Company as beneficiary. The cash surrender values of the life insurance policies were included in other assets in the accompanying consolidated balance sheets and totaled approximately $3.9 million and $3.5 million at December 31, 1997 and 1996, respectively.

NOTE 14--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  LENDING COMMITMENTS

    The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business in meeting the financial needs of their customers. These financial instruments consist primarily of

                                WESTERN BANCORP

NOTE 14--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED) commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

    The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making commitments and conditional obligations as those used for on-balance sheet instruments.

    The Company had the following commitments to extend credit at December 31:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Loan commitments......................................................  $  304,081  $  240,563
Standby letters of credit.............................................      13,893      13,145
                                                                        ----------  ----------
                                                                        $  317,974  $  253,708
                                                                        ----------  ----------
                                                                        ----------  ----------

    In addition to the amounts above, approximately $7,450,000 and $5,089,000 in consumer credit card and overdraft commitments were outstanding as of December 31, 1997 and 1996. Loan commitment arrangements represent commercial lines of credit with variable interest rates determined at the time funds are drawn by adding an interest spread to an agreed upon index. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract; they generally have fixed expiration dates or other termination clauses and may require a fee. The total commitment amount generally represents future cash requirements. However, many commitments expire without being used. Standby letters of credit are conditional commitments issued by the Company to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

  INTEREST RATE SWAPS

    SCB entered into two interest rate swap agreements with notional principal amounts of $50 million and $25 million, respectively. These agreements were intended to mitigate interest rate fluctuations on SCB's floating rate loan portfolio. In January 1997 the swap with the notional principal amount of $25 million matured. Due to the merger of SCB with the Company in the fourth quarter of 1997 and to apply the Company's asset liability management philosophy, the Company terminated the $50 million swap. For the years ended December 31, 1997, 1996, and 1995, net interest expense of $410,000, $563,000, and $929,000 from the swap agreements is included in interest income on loans in the consolidated statements of operations. The costs associated with the termination of the $50 million notional principal swap is $446,000 and is included in other merger costs for the year ended December 31, 1997.

                                WESTERN BANCORP

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no readily discernible market value exists for a large portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business, and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in the estimates.

    The following methods and assumptions were used to estimate the fair value of significant financial instruments:

  FINANCIAL ASSETS

    The carrying amounts of cash and due from banks, and federal funds sold, are considered to approximate fair value. The fair value of investment securities is generally based on quoted market prices. The fair value of loans is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available, taking into consideration the varying degrees of credit risk. The carrying amounts of accrued interest receivable are considered to approximate fair value.

  FINANCIAL LIABILITIES

    The carrying amounts of deposit liabilities payable on demand is considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of notes payable is based on rates currently available to the Company for debt with similar terms and remaining maturities. As notes payable reprice daily, the carrying value approximates fair value. The carrying amounts of other short-term borrowings and accrued interest payable are considered to approximate fair value.

  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

                                WESTERN BANCORP

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The estimated fair value of financial instruments at December 31, 1997 and 1996 is summarized as follows:

                                                                      CARRYING
                                                                       VALUE       FAIR VALUE
                                                                    ------------  ------------
                                                                          (IN THOUSANDS)
DECEMBER 31, 1997
  Financial Assets:
    Cash and due from banks.......................................  $     97,456  $     97,456
    Federal funds sold............................................       138,702       138,702
    Securities....................................................       207,514       207,514
    Loans and leases, net.........................................       864,840       863,180
    Accrued interest receivable...................................         8,204         8,204
  Financial Liabilities:
    Deposits......................................................  $  1,226,793  $  1,228,114
    Notes payable.................................................        12,751        12,751
    Accrued interest payable......................................         2,427         2,427

DECEMBER 31, 1996
  Financial Assets:
    Cash and due from banks.......................................  $     96,202  $     96,202
    Federal funds sold............................................        22,517        22,517
    Securities....................................................       332,818       332,793
    Loans and leases, net.........................................       801,601       803,312
    Accrued interest receivable...................................         9,664         9,664
  Financial Liabilities:
    Deposits......................................................  $  1,177,014  $  1,177,345
    Notes payable.................................................        20,290        20,290
    Accrued interest payable......................................         2,258         2,258
  Off-Balance Sheet Financial Instrument:
    Interest rate swap agreements in a net payable position.......  $    --       $       (900)

NOTE 16--REGULATORY MATTERS

    The Company and the Banks are subject to various regulatory capital requirements administered by Federal and State of California banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices, must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and the Banks are considered well-capitalized at December 31, 1997.

                                WESTERN BANCORP

NOTE 16--REGULATORY MATTERS (CONTINUED)
    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum ratios based on average and risk weighted assets as set forth below. Actual capital ratios for the Company and the Banks as of December 31, 1997 are also shown in the table:

                                        REQUIREMENT                       ACTUAL
                                  ------------------------  ----------------------------------
                                  ADEQUATELY      WELL                              COMPANY
                                  CAPITALIZED  CAPITALIZED   WESTERN      SCB     CONSOLIDATED
                                  -----------  -----------  ---------  ---------  ------------
                                   (GREATER THAN OR EQUAL
                                            TO)
Tier 1 risk-based capital
  ratio.........................       4.00%        6.00%      10.85%     10.41%        9.66%
Total risk-based capital........       8.00%       10.00%      12.10%     11.66%       10.91%
Tier 1 leverage capital ratio...       4.00%        5.00%       7.43%      8.22%        7.33%

                                WESTERN BANCORP

NOTE 17--CONDENSED (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
CONDENSED BALANCE SHEETS
Assets:
  Cash and due from banks.................................................................  $      458  $    7,401
  Other real estate owned.................................................................          83          83
  Investments in subsidiaries (Note 8)....................................................     138,615     134,389
  Securities available for sale...........................................................      --             262
  Other assets............................................................................       1,954       1,253
                                                                                            ----------  ----------
    Total assets..........................................................................  $  141,110  $  143,388
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Liabilities:
  Notes payable...........................................................................  $    7,080  $   13,350
  Other liabilities.......................................................................       4,375         991
                                                                                            ----------  ----------
    Total liabilities.....................................................................      11,455      14,341
Shareholders' equity......................................................................     129,655     129,047
                                                                                            ----------  ----------
    Total liabilities and shareholders' equity............................................  $  141,110  $  143,388
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1997       1996       1995
                                                                                     ---------  ---------  ---------
                                                                                             (IN THOUSANDS)
CONDENSED STATEMENTS OF OPERATIONS
Interest income....................................................................  $      79  $     301  $     236
Management fees....................................................................        291         58     --
Gain on sale of securities available for sale......................................        229     --         --
Dividend income from subsidiaries..................................................     10,500     --         --
                                                                                     ---------  ---------  ---------
  Total income.....................................................................     11,099        359        236
                                                                                     ---------  ---------  ---------
Interest expense...................................................................        730        465        260
Merger costs.......................................................................      9,537     --         --
Other expense......................................................................      2,624      1,757        461
                                                                                     ---------  ---------  ---------
  Total expense....................................................................     12,891      2,222        721
                                                                                     ---------  ---------  ---------
  Loss before taxes and equity in undistributed subsidiary earnings................     (1,792)    (1,863)      (485)
Income tax benefit.................................................................     (1,857)      (846)       (47)
                                                                                     ---------  ---------  ---------
Income (loss) before equity in undistributed earnings of subsidiaries..............         65     (1,017)      (438)
Equity in undistributed income (loss) of subsidiaries..............................      3,097     10,006     (1,351)
                                                                                     ---------  ---------  ---------
Net income (loss)..................................................................  $   3,162  $   8,989  $  (1,789)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

                                WESTERN BANCORP

NOTE 17--CONDENSED (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
CONDENSED STATEMENTS OF CASH FLOWS
  Net income (loss)...........................................................  $    3,162  $    8,989  $   (1,789)
  Gain on sale of investments.................................................        (229)     --          --
  Change in other assets......................................................        (701)     (1,034)         78
  Change in other liabilities.................................................       1,163         982         (91)
  Equity in undistributed subsidiary (earnings) losses........................      (3,097)    (10,006)      1,351
                                                                                ----------  ----------  ----------
    Cash flows provided (used) by operating activities........................         298      (1,069)       (451)
                                                                                ----------  ----------  ----------
  Acquisition of Western, including acquisition costs.........................      --         (53,154)     --
  Proceeds from sale of securities available for sale.........................         332       4,924      --
  Increase in investment in subsidiaries......................................      --          --          (7,900)
  Other investing activities..................................................        (202)        126      (8,939)
                                                                                ----------  ----------  ----------
    Cash flows provided (used) by investing activities........................         130     (48,104)    (16,839)
                                                                                ----------  ----------  ----------
  Net proceeds from issuance of common stock, net of issuance costs, and from
    exercise of common stock options and warrants.............................       2,470      42,625      12,973
  Repurchases of common stock.................................................        (849)     --          --
  Dividends paid..............................................................      (2,722)     --          --
  Issuance (repayments) of debt...............................................      (6,270)     11,000      --
  Other financing activities..................................................      --            (137)       (589)
                                                                                ----------  ----------  ----------
    Cash flows provided (used) by financing activities........................      (7,371)     53,488      12,384
                                                                                ----------  ----------  ----------
  Net increase (decrease) in cash.............................................      (6,943)      4,315      (4,906)
  Cash beginning of year......................................................       7,401       3,086       7,992
                                                                                ----------  ----------  ----------
  Cash end of year............................................................  $      458  $    7,401  $    3,086
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Cash paid for interest......................................................  $      730  $      465  $      260
  Cash paid for income taxes..................................................  $    2,750  $   --      $   --

                                WESTERN BANCORP

NOTE 18--STOCK OPTION PLAN AND WARRANTS

    At the time of the CCB Merger, all outstanding stock options of CCB were converted into stock options of the Company at an exchange rate of one-to-one. At the time of the SCB Merger, all outstanding stock options of SC Bancorp were converted into shares of Company Common Stock based upon the difference between $14.25 and the exercise price of each SC Bancorp option divided by $31.28. 246,401 options were converted into shares as a result of the SCB Merger. The following disclosures reflect the combination of the Company, CCB and SC Bancorp stock option data.

    The Company has a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan authorizes grants of options to purchase shares of authorized but unissued Company Common Stock. Stock options are granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Qualified stock options have 5-year terms and vest over a three year period from the date of grant. The Company's non-qualified stock options ("NQSO") have 5-year and 10-year terms and vest over a three year period from the date of grant. As of December 31, 1997, of the 404,410 options then authorized for grant, there were 76,201 options available for grant under the Plan. SCB's NQSO had 10-year terms and vested over a five year period from the date of grant. All of SC Bancorp's NQSO vested at the SCB Merger and were converted into shares of Company Common Stock. In addition, during 1997 the Company issued 19,803 options outside of the Plan to certain officers and directors of the Company at an exercise price less than the Company Common Stock's fair market value at the date of grant resulting in compensation expense of $254,000 included in merger costs. The following table summarizes the activity relating to the Company's stock options for the years indicated.

                                                1997                        1996                        1995
                                     --------------------------  --------------------------  --------------------------
                                      NO. OF     WEIGHTED-AVG.    NO. OF     WEIGHTED-AVG.    NO. OF     WEIGHTED-AVG.
                                      SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                     ---------  ---------------  ---------  ---------------  ---------  ---------------
Options outstanding, January 1.....    581,699     $   11.25       491,036     $    9.59       415,240     $   10.00
Options granted....................    186,444         30.99       214,052         14.38       221,616          7.42
Options exercised..................    (74,492)         8.25       (80,042)         5.74       (45,616)         5.64
Options forfeited..................    (10,486)        12.78        (1,699)        13.77        --            --
Options converted to shares related
  to the SCB Merger................   (246,401)        13.70        --            --            --            --
Options expired....................       (117)        13.77       (16,648)        13.50       (36,129)        14.18
Options cancelled..................     --            --           (25,000)         5.83       (64,075)        11.12
                                     ---------        ------     ---------        ------     ---------        ------
  Options outstanding, December
    31.............................    436,647     $   18.79       581,699     $   11.25       491,036     $    9.59
                                     ---------        ------     ---------        ------     ---------        ------
                                     ---------        ------     ---------        ------     ---------        ------
  Options exercisable, December
    31.............................    122,152                     245,705                     232,551
                                     ---------                   ---------                   ---------
                                     ---------                   ---------                   ---------
Weighted-average grant date fair
  value of options granted during
  the year.........................                $    9.56                   $    9.28                   $    5.94
                                                      ------                      ------                      ------
                                                      ------                      ------                      ------

    The fair market value of options granted during 1997, 1996 and 1995 was estimated using the Black-Scholes option-pricing model. The following assumptions were incorporated into the valuation calculation: (i) an option contract life of 2 1/2 to 10 years, (ii) a stock price volatility of 40% based on daily market

                                WESTERN BANCORP

NOTE 18--STOCK OPTION PLAN AND WARRANTS (CONTINUED) prices for the preceding five year period, (iii) dividends of $0.60 per share per annum, and (iv) a risk-free interest rate of 5.2% to 7.9%.

    The table below provides the range of exercise prices, weighted-average exercise prices and weighted-average remaining contractual lives for options outstanding at December 31, 1997.

                                                       WEIGHTED-AVG.
                                           NUMBER        REMAINING     WEIGHTED-AVG.    NUMBER     WEIGHTED-AVG.
                                         OUTSTANDING    CONTRACTUAL      EXERCISE     EXERCISABLE    EXERCISE
RANGE OF EXERCISE PRICES                 AT 12/31/97       LIFE            PRICE      AT 12/31/97      PRICE
---------------------------------------  -----------  ---------------  -------------  -----------  -------------
                                                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
$5.25 to $6.50.........................     128,584       6.5 years      $    5.62        83,916     $    5.66
$13.77 to $14.02.......................     121,619       7.9 years          14.01        33,777         13.99
$19.64 to $25.50.......................      19,803       8.9 years          19.77         2,156         20.86
$29.88 to $33.00.......................     166,641       5.0 years          32.32         2,303         32.60
                                         -----------                                  -----------
$5.25 to $33.00........................     436,647       6.4 years      $   18.79       122,152     $    8.74
                                         -----------                                  -----------
                                         -----------                                  -----------

    The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock option plans in the consolidated financial statements. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share for 1997 and 1996 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Net income:
  As reported...................................................  $   3,162  $   8,989  $  (1,789)
  Pro forma.....................................................      2,411      8,663     (1,988)
Basic net income per share
  As reported...................................................       0.30       1.11      (0.28)
  Pro forma.....................................................       0.23       1.07      (0.31)
Diluted net income per share
  As reported...................................................       0.29       1.09      (0.28)
  Pro forma.....................................................       0.22       1.05      (0.31)

    The pro forma amounts shown above may not be representative of the effects on reported net income for future periods.

    At December 31, 1997, 1996 and 1995, there were also exercisable warrants outstanding of 140,675, 140,675 and 48,400, respectively, and the weighted average exercise price of those warrants exercisable was $15.81, $15.81 and $13.77, respectively. Of the warrants outstanding on December 31, 1997, 48,400 expire on September 30, 2000 and 92,275 expire on September 30, 2001.

                                WESTERN BANCORP

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                               QUARTERS ENDED
                                                             --------------------------------------------------
                                                               MAR 31,      JUN 30,      SEP 30,      DEC 31,
                                                                1997         1997         1997         1997
                                                             -----------  -----------  -----------  -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income............................................  $    23,965  $    24,793  $    26,081  $    26,195
Interest expense...........................................        7,015        7,315        7,439        7,589
                                                             -----------  -----------  -----------  -----------
Net interest income........................................       16,950       17,478       18,642       18,606
Provision for loan and lease losses........................          725          675          725          675
                                                             -----------  -----------  -----------  -----------
Net interest income after provision for loan and lease
  losses...................................................       16,225       16,803       17,917       17,931
Other income...............................................        2,600        2,614        2,157        2,315
Merger costs...............................................          (66)      (3,404)     --           (10,731)
Goodwill amortization......................................         (636)        (634)        (635)        (633)
Other expenses.............................................      (12,716)     (12,530)     (12,145)     (11,627)
                                                             -----------  -----------  -----------  -----------
Income (loss) before income taxes..........................        5,407        2,849        7,294       (2,745)
Income taxes...............................................        2,431        2,380        3,211        1,621
                                                             -----------  -----------  -----------  -----------
Net income (loss)..........................................  $     2,976  $       469  $     4,083  $    (4,366)
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------

Shares outstanding:
  Basic....................................................     10,487.0     10,497.9     10,488.7     10,621.0
  Diluted..................................................     10,757.7     10,798.7     10,791.1     10,835.0

Net income (loss) per share:
  Basic....................................................  $      0.28  $      0.04  $      0.39  $     (0.41)
  Diluted..................................................  $      0.28  $      0.04  $      0.38  $     (0.41)
Dividends per common share declared and paid...............  $   --       $   --       $   --       $      0.15

Common stock price range:
  High.....................................................  $     34.00  $     37.19  $     33.25  $     33.88
  Low......................................................  $     19.13  $     28.63  $     28.63  $     29.88

                                WESTERN BANCORP

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                               QUARTERS ENDED
                                                             --------------------------------------------------
                                                               MAR 31,      JUN 30,      SEP 30,      DEC 31,
                                                                1996         1996         1996         1996
                                                             -----------  -----------  -----------  -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income............................................  $    16,134  $    16,961  $    17,094  $    24,048
Interest expense...........................................        4,948        4,865        5,132        7,366
                                                             -----------  -----------  -----------  -----------
Net interest income........................................       11,186       12,096       11,962       16,682
Provision for loan and lease losses........................          630         (295)          60          623
                                                             -----------  -----------  -----------  -----------
Net interest income after provision for loan and lease
  losses...................................................       10,556       12,391       11,902       16,059
Other income...............................................        2,172        3,188        1,648        2,867
Merger costs...............................................      --           --           --           --
Goodwill amortization......................................         (114)        (121)        (135)        (634)
Other expenses.............................................      (10,371)     (11,394)     (10,240)     (15,129)
                                                             -----------  -----------  -----------  -----------
Income before income taxes.................................        2,243        4,064        3,175        3,163
Income taxes (benefit).....................................          926        1,639        1,319         (228)
                                                             -----------  -----------  -----------  -----------
Net income.................................................  $     1,317  $     2,425  $     1,856  $     3,391
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------

Shares outstanding:
  Basic....................................................      7,309.9      7,317.4      7,322.7     10,415.6
  Diluted..................................................      7,401.0      7,433.4      7,424.2     10,647.9

Net income per share:
  Basic....................................................  $      0.18  $      0.33  $      0.25  $      0.33
  Diluted..................................................  $      0.18  $      0.33  $      0.25  $      0.32
Dividends per common share declared and paid...............  $   --       $   --       $   --       $   --

Common stock price range:
  High.....................................................  $     11.05  $     17.00  $     14.88  $     29.75
  Low......................................................  $      8.93  $      8.50  $      8.50  $     13.86

NOTE 20--ACQUISITION OF SANTA MONICA BANK

    On July 30, 1997, the Company and Santa Monica Bank entered into a definitive agreement for the merger of Santa Monica Bank with a subsidiary of the Company, subject to approval by the banking regulators and shareholders of both companies.

    On January 27, 1998, the Company consummated the SMB Acquisition through the merger of Santa Monica Bank with and into Western. The name of Western was changed to "Santa Monica Bank." As a result of the SMB Acquisition, approximately 4,973,550 shares of Company Common Stock were issued to certain holders of common stock of Santa Monica Bank and to certain private investors.

    Upon the SMB Acquisition becoming effective, each share of SMB Common Stock issued and outstanding at the time was converted into the right to receive either (i) $28.00 in cash or (ii) 0.875 shares of Company Common Stock. Of the 7,084,244 shares of SMB Common Stock outstanding at the time of

                                WESTERN BANCORP

NOTE 20--ACQUISITION OF SANTA MONICA BANK (CONTINUED) the SMB Acquisition, approximately 57.3% elected to receive cash and approximately 42.7% elected to receive Company Common Stock.

    The SMB Acquisition will be accounted for using the purchase method of accounting. At December 31, 1997, Santa Monica Bank had total assets, deposits, shareholders' equity and number of shares of SMB Common Stock outstanding of $678 million, $593 million, $81 million and 7.1 million, respectively. For the year ended December 31, 1997, Santa Monica Bank reported net income and net income per share of approximately $10.9 million and $1.54, respectively; these amounts were not audited in connection with the preparation of these financial statements.

NOTE 21--NET INCOME PER SHARE

    The following is a summary of the calculation of basic and diluted net income per share for the three years ended December 31, 1997:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------------
                                                                                    1997       1996         1995
                                                                                  ---------  ---------  -------------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)...............................................................  $   3,162  $   8,989  $  (1,789)
                                                                                  ---------  ---------  -------------
                                                                                  ---------  ---------  -------------
Weighted average shares outstanding.............................................     10,524      8,096       6,487
Basic net income (loss) per share...............................................  $    0.30  $    1.11  $    (0.28   )

Weighted average shares outstanding.............................................     10,524      8,096       6,487
Effect of dilutive stock options and warrants...................................        208        152      --(1)
                                                                                  ---------  ---------  -------------
Diluted shares outstanding......................................................     10,732      8,248       6,487
                                                                                  ---------  ---------  -------------
                                                                                  ---------  ---------  -------------
Diluted net income (loss) per share.............................................  $    0.29  $    1.09  $    (0.28   )
                                                                                  ---------  ---------  -------------
                                                                                  ---------  ---------  -------------

------------------------

(1) Stock options and warrants would be antidilutive in 1995 and therefore are not used for diluted net income per share. Diluted shares outstanding would have been 6,599.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Board of Directors of the Company appointed KPMG Peat Marwick LLP as its auditors and replaced Dayton & Associates, which is now Vavrinek, Trine, Day & Co. Dayton & Associates' report dated February 29, 1996 on the Company's consolidated financial statements for the year ended December 31, 1995 did not include an adverse opinion or disclaimer opinion nor was it qualified as to audit scope or accounting principles.

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

    The Company has not, during its fiscal years ended December 31, 1994 and December 31, 1995, and the subsequent interim periods, consulted with KPMG Peat Marwick LLP regarding the application of accounting principles to a specifc transaction or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

    At the Company's 1997 Annual Meeting held June 2, 1997, the following individuals were elected to the Company's Board of Directors: Rice E. Brown, Joseph J. Digange, John M. Eggemeyer, John W. Rose, Hugh S. Smith, Jr., Matthew
P. Wagner, and Dale E. Walter. Upon consummation of the CCB Merger, William H. Jacoby, Robert L. McKay and Mark H. Stuenkel were appointed to the Board of Directors of the Company. Upon consummation of the SCB Merger, Harold A. Beisswenger, Larry D. Hartwig, William C. Greenbeck and Donald E. Wood were appointed to the Board of Directors of the Company. Upon consummation of the SMB Acquisition, Aubrey L. Austin was appointed to the Board of Directors of the Company.

    The following table sets forth as to each individual nominated by the Board of Directors to stand for election to the Board of Directors of the Company at the 1998 Annual Meeting of Shareholders, such person's age, such person's position with the Company and the period during which such person has served as a director of the Company.

                                                                                                            DIRECTOR
                                                                                                              OF
                                                                                                            COMPANY
NAME                               AGE                         POSITION WITH COMPANY                        SINCE
---------------------------------  ---   -----------------------------------------------------------------  -------
Aubrey L. Austin.................   51   Director; Chairman, President and Chief Executive Officer of SMB    1998
Rice E. Brown....................   60   Director                                                            1988
John M. Eggemeyer................   52   Director                                                            1997
William C. Greenbeck.............   50   Director                                                            1997
Robert L. McKay..................   67   Director                                                            1997
Hugh S. Smith, Jr................   67   Chairman and Director                                               1996
Mark H. Stuenkel.................   45   Director; President and Chief Executive Officer of SCB              1997
Matthew P. Wagner................   41   Director, President and Chief Executive Officer                     1996
Dale E. Walter...................   63   Director                                                            1996

    AUBREY L. AUSTIN currently serves as Chairman, President and Chief Executive Officer of SMB. Mr. Austin joined Santa Monica Bank in 1977. In January 1990 Mr. Austin was named President of Santa Monica Bank and in August 1993 was appointed to the additional position of Chief Executive Officer. Mr. Austin also served on the Board of Directors of Santa Monica Bank since 1985.

    RICE E. BROWN, MSFS is a registered investment advisor, registered principal and President of the firm Rice Brown Financial Services Inc. which has been in business for over 35 years. His primary focus is in the area of money management using fee asset basis and estate planning. He is also the former President of the National Association of Life Underwriters, a Washington, D.C. based professional money management group.

    JOHN M. EGGEMEYER is an investor and advisor to financial institutions. From 1992 to 1994, Mr. Eggemeyer was a principal of Mabon Securities Corp., an investment bank. From 1990 to the present, Mr. Eggemeyer has been the President of Belle Plaine Partners, Inc. He is also the President of Castle Creek Capital L.L.C., a registered bank holding company, and Belle Plaine Financial L.L.C., a registered broker/dealer. He currently serves as a Director for each of the following companies: The Enterprise Fund, Rancho Santa Fe National Bank, TCF National Bank-Illinois, and TCF Financial Corporation.

    WILLIAM C. GREENBECK, a developer and manager of industrial and commercial real property, has been a Managing General Partner of Downey Land Limited since 1975. Mr. Greenbeck served as a Director and Secretary of SC Bancorp from 1981 to 1997; he also served on the Board of SCB from 1982 to 1997 and from 1984 served as its Secretary.

    ROBERT L. MCKAY has been a private investor in Orange County, California since 1981 where he oversees his investments in venture capital and real estate. From 1966 to 1981, Mr. McKay was President of Taco Bell, Inc. From 1992 to 1997, Mr. McKay served as a Director of CCB.

    HUGH S. SMITH, JR. currently serves as the Chairman of the Board of the Company and on the Board of Directors of each of the Banks. From September 1996 to December 1997, Mr. Smith also served as Chief Executive Officer of the Company. Prior to September 30, 1996, Mr. Smith was Chairman of the Board and Chief Executive Officer of Western, a position he held for 23 years.

    MARK H. STUENKEL currently serves as President and Chief Executive Officer of SCB and is a member of the Board of Directors of SCB. Mr. Stuenkel joined NBSC as a Senior Credit Officer in 1982. In 1988, he was named President of NBSC and in 1997 was named to the additional position of Chief Executive Officer. Mr. Stuenkel also served as Senior Vice President of CCB from 1982 to 1991 and as Executive Vice President from 1991 to 1997. Prior to joining CCB and NBSC in 1982, Mr. Stuenkel held various positions with Security Pacific National Bank.

    MATTHEW P. WAGNER is the President and Chief Executive Officer of the Company. Mr. Wagner also serves on the Board of Directors of each of the Banks. In October 1996, Mr. Wagner was elected President and Chief Executive Officer of Western, positions he held until January 1998. In February 1997, Mr. Wagner was appointed to the post of President of the Company, and in December 1997 he was appointed Chief Executive Officer of the Company. Prior to joining the Company in 1996, Mr. Wagner was an Executive Vice President with U.S. Bancorp in Minneapolis, Minnesota since 1991 and Senior Vice President since 1985.

    DALE E. WALTER has over 35 years of banking experience having served as Chief Executive Officer of several Southern California independent banks: Mr. Walter served as President and Chief Executive Officer of the Bank of Industry from 1980 to June 1992; as Chairman and Chief Executive Officer of Commerce Bancorp from January 1993 to July 1994; and as President and Chief Executive Officer of Guardian Bank from October 1994 to February 1995. From February 1996 to the present, Mr. Walter has operated a wholesale golf travel company. Mr. Walter currently serves as a Director of First Community Bank of the Desert.

COMMITTEES OF THE BOARD OF DIRECTORS

    During 1997, the Board of Directors of the Company held sixteen (16) meetings. All Directors attended at least 75% of the Board meetings of the Company during the time they were directors of the Company.

    The Audit Committee of the Board of Directors currently consists Rice E. Brown, John M. Eggemeyer, Robert L. McKay, John W. Rose, and Dale E. Walter. The Audit Committee recommends to the Board of Directors for its approval a certified public accounting firm to conduct the Company's annual audit. The Audit Committee will also (i) confer from time to time with the Company's certified public accountants regarding their audit work and the details thereof,
(ii) review management letters of the Company's certified public accounting firm, (iii) meet and consult with the Company's executive and financial officers to discuss accounting policies, (iv) review staffing of the Company's accounting and financial departments and make recommendations to the Board of Directors relating to these departments, and (v) provide assistance and recommendations to the Board of Directors with respect to the general financial needs, policies and practices of the Company. The Audit Committee had three (3) meetings in 1997.

    The Executive Committee of the Board of Directors currently consists of John
M. Eggemeyer, William C. Greenbeck, Hugh S. Smith, Jr., Matthew P. Wagner and Dale E. Walter. There were no formal meetings of the Executive Committee in 1997.

EXECUTIVE OFFICERS

    The following table sets forth as to each of the persons who currently serves as an Executive Officer of the Company, such person's age, such person's current position with the Company, and the period during which the person has served in such position:

                                                                                                             YEAR
                                                                                                             HIRED
                                                                                                              BY
NAME                               AGE                         POSITION WITH COMPANY                        COMPANY
---------------------------------  ---   -----------------------------------------------------------------  -------
Robert M. Borgman................  50    Executive Vice President                                            1997
                                           And Chief Credit Officer
Suzanne R. Brennan...............  47    Executive Vice President--                                          1997
                                           Operations
Julius G. Christensen............  32    Executive Vice President,                                           1997
                                           General Counsel and Secretary
Arnold C. Hahn...................  46    Executive Vice President and                                        1996
                                           Chief Financial Officer
Matthew P. Wagner................  41    President and Chief Executive Officer                               1996

    ROBERT M. BORGMAN is currently the Chief Credit Officer of the Company. Mr. Borgman also serves on the Board of Directors of each of the Banks. Prior to joining the Company in August 1997, Mr. Borgman was the founder and President and Chief Executive Officer of National Business Finance, Inc., a national commercial finance and factoring organization headquartered in Denver, Colorado from 1987 to 1997. During the period from 1978 to 1987, Mr. Borgman held the position of Senior Vice President and Manager of Commercial Lending at First Interstate Bank of Denver.

    SUZANNE R. BRENNAN has served as Executive Vice President--Operations of the Company since July 1997. Prior to joining the Company, Ms. Brennan was the Senior Vice President of Corporate Trust Operations at U.S. Bancorp in Minneapolis, Minnesota from October 1994. From November 1986 to October 1994, Ms. Brennan managed securities processing for U.S. Bancorp. She also has managerial operations experience with the Federal Reserve Bank of Minneapolis and the University of Minnesota.

    JULIUS G. CHRISTENSEN has served as Executive Vice President and General Counsel of the Company since September 1997 and as Secretary of the Company since October 1997. Mr. Christensen also serves on the Board of Directors of each of the Banks. Prior to joining the Company, Mr. Christensen spent 2 years in practice with the law firm of Sullivan & Cromwell engaged in merger and acquisitions and securities law practice. From 1992 to 1995, Mr. Christensen was a candidate for a Juris Doctorate degree from Harvard Law School.

    ARNOLD C. HAHN has served as Executive Vice President and Chief Financial Officer of the Company since November 1996. Mr. Hahn also serves on the Board of Directors of each of the Banks. Mr. Hahn served as Secretary of the Company from November 1996 to October 1997. Prior to joining the Company, Mr. Hahn spent 6 years as a Senior Vice President of Finance for U.S. Bancorp in Minneapolis, Minnesota. Prior to joining U.S. Bancorp, Mr. Hahn was a partner with Ernst & Young.

    MATTHEW P. WAGNER is the President and Chief Executive Officer of the Company. Mr. Wagner also serves on the Board of Directors of the Company and each of the Banks. In October 1996, Mr. Wagner was elected President and Chief Executive Officer of Western, positions he held until January 1998. In February 1997, Mr. Wagner was appointed to the post of President of the Company, and in December 1997 he was appointed to the additional post of Chief Executive Officer of the Company. Prior to joining the Company in 1996, Mr. Wagner was Executive Vice President with U.S. Bancorp in Minneapolis, Minnesota since 1991 and Senior Vice President since 1985.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table reflects all compensation paid to Mr.Hugh S. Smith, Jr., the Company's former Chief Executive Officer, Mr. Matthew P. Wagner, the Company's current Chief Executive Officer, and other four (4) other most highly compensated executive officers receiving a total annual salary and bonus of $100,000 or more.

                                                                                                  LONG-TERM COMPENSATION
                                                                                            ----------------------------------
                                                                                                          AWARDS
                                                          ANNUAL COMPENSATION               ----------------------------------
                                             ---------------------------------------------                             (G)
                                                                               (E)                   (F)           SECURITIES
                                                                              OTHER              RESTRICTED        UNDERLYING
              (A)                    (B)         (C)          (D)            ANNUAL                 STOCK           OPTIONS/
NAME AND PRINCIPAL POSITION         YEAR     SALARY ($)    BONUS ($)       COMP ($)(1)            AWARD(S)            SARS
--------------------------------  ---------  -----------  -----------  -------------------  ---------------------  -----------
Hugh S. Smith, Jr.(2) ..........       1997     187,000       40,000                                                   23,529
  Chairman and Former Chief            1996     188,260       50,000
  Executive Officer                    1995     186,292      100,000
Matthew P. Wagner ..............       1997     175,000      175,000                                                   21,000
  President and Chief Executive        1996      43,750      100,000                                                   58,823
  Officer
Aubrey L. Austin(4) ............       1997     237,756      119,597
  President and Chief Executive        1996     237,748       96,162
  Officer of SMB                       1995     224,200       17,840
Mark H. Stuenkel(5) ............       1997     163,414       83,738                                                   32,647
  President and Chief Executive        1996     161,027       76,125
  Officer of SCB                       1995     144,333       --
Arnold C. Hahn .................       1997     150,000      120,000                                                   15,000
  Executive Vice President and         1996      25,029      100,000                                                   15,882
  Chief Financial Officer
Suzanne R. Brennan .............       1997      63,179       40,000                                                    9,188
  Executive Vice
  President--Operations

                                      PAYOUTS
                                      -------
                                                       (I)
                                        (H)            ALL
              (A)                      LTIP           OTHER
NAME AND PRINCIPAL POSITION           PAYOUTS       COMP ($)
--------------------------------      -------      -----------
Hugh S. Smith, Jr.(2) ..........
  Chairman and Former Chief
  Executive Officer
Matthew P. Wagner ..............                      200,000(3)
  President and Chief Executive
  Officer
Aubrey L. Austin(4) ............                        4,500
  President and Chief Executive                         3,517
  Officer of SMB
Mark H. Stuenkel(5) ............                        1,318
  President and Chief Executive                         1,062
  Officer of SCB
Arnold C. Hahn .................
  Executive Vice President and
  Chief Financial Officer
Suzanne R. Brennan .............
  Executive Vice
  President--Operations

------------------------
(1) None of the named officers had other annual compensation in excess of $50,000 or 10 percent of the total annual salary and bonus reported for any of the years shown.

(2) Mr. Smith's compensation for 1996 and 1995 includes amounts received from Western prior to the Western Acquisition on September 30, 1996.

(3) The amount reflects reimbursement of costs incurred in connection with Mr. Wagner's relocation to California.

(4) Mr. Austin joined the Company on January 27, 1998 as Chairman, President and Chief Executive Officer of SMB. Mr. Austin's compensation reflects amounts paid to him by Santa Monica Bank prior to the SMB Acquisition. Other Annual Compensation includes Santa Monica Bank's matching 401(k) contribution. All Other Compensation represents amounts contributed by Santa Monica Bank to the Profit Sharing Plan and allocated to Mr. Austin's vested or unvested account under such plan.

(5) Mr. Stuenkel joined the Company as President and Chief Executive Officer of NBSC on June 4, 1997 as part of the CCB Merger. His compensation includes amounts received from CCB prior to the CCB Merger. Other Annual Compensation includes the CCB's matching 401(k) contribution. All Other Compensation for Mr. Stuenkel represents the executives' portion of amount contributed to CCB's Stock Bonus Plan, which was 100 percent funded by the CCB. The contributions were made at the discretion of the Board of Directors of CCB. The distributions are made at the earlier of 2 years after termination, retirement, death or disability. Mr. Stuenkel's 1996 compensation included $16,000 of vacation pay.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                         INDIVIDUAL GRANTS
                                        ------------------------------------------------------------------------------------
                                                                                                       POTENTIAL REALIZABLE
                                                         PERCENT OF                                      VALUE AT ASSUMED
                                          NUMBER OF         TOTAL                                      ANNUAL RATES OF STOCK
                                         SECURITIES     OPTIONS/SARS      EXERCISE OR                   PRICE APPRECIATION
                                         UNDERLYING      GRANTED TO          BASE                       FOR TERM OF OPTION
                                        OPTIONS/SARS    EMPLOYEES IN         PRICE        EXPIRATION   ---------------------
NAME                                     GRANTED (#)     FISCAL YEAR      ($/SHARES)         DATE       5% ($)     10% ($)
--------------------------------------  -------------  ---------------  ---------------  ------------  ---------  ----------
Matthew P. Wagner.....................       21,000           11.3%        $  32.375      12/23/2002     187,837     415,070

Mark H. Stuenkel(1)...................       17,647           17.5%        $   19.64       6/4/2007      501,393   1,003,680
                                             15,000                        $  32.375      12/23/2002     134,169     296,479

Arnold C. Hahn........................       15,000            8.0%        $  32.375      12/23/2002     134,169     296,479

Robert M. Borgman.....................        5,000            6.4%        $   32.00      8/19/2002-      65,362     156,676
                                              7,000                        $  32.375      8/19/2007       62,612     138,357
                                                                                          12/23/2002

Suzanne R. Brennan....................        2,188            4.9%        $   32.00      8/19/2002       19,344      42,745
                                              7,000                        $  32.375      12/23/2002      62,612     138,357

Julius G. Christensen.................        3,000            4.3%        $  29.875      10/10/2002      24,762      54,717
                                              5,000                        $  32.375      12/23/2002      44,723      98,826

    No stock options were granted to Hugh S. Smith, Jr. or Aubrey L. Austin in 1997.

------------------------

(1) On June 4, 1997, the effective date of the CCB Merger, Mr. Stuenkel was granted 17,647 options at an exercise price of $19.64, the market price of Company Common Stock on December 19, 1996, the day the Company executed the definitive agreement pursuant to which the CCB Merger was effected. On June 4, 1997, the market price of Company Common Stock was $29.50, resulting in a value to Mr. Stuenkel of $173,999 at 0% market appreciation.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                            NUMBER OF
                                                                           UNEXERCISED       VALUE OF UNEXERCISED
                                                                         OPTIONS/SARS AT         IN- THE-MONEY
                                                              VALUE           FY-END        OPTIONS/SARS AT FY-END
                                         SHARES ACQUIRED    REALIZED       EXERCISABLE/        ($) EXERCISABLE/
NAME                                     ON EXERCISE (#)       ($)        UNEXERCISABLE          UNEXERCISABLE
--------------------------------------  -----------------  -----------  ------------------  -----------------------
Hugh S. Smith, Jr.....................          7,130         129,231          713/15,686          13,533/297,720
Aubrey L. Austin......................         N/A             N/A                    0/0                     0/0
Mark H. Stuenkel......................          7,500         138,600       32,916/35,981         882,324/333,490
Arnold C. Hahn........................          0                            5,294/25,588         100,480/210,335
Matthew P. Wagner.....................          0                           19,608/60,215         372,160/757,426
Robert M. Borgman.....................          0                                0/12,000                 0/9,375
Suzanne R. Brennan....................          0                                 0/9,188                 0/6,563
Julius G. Christensen.................          0                                 0/8,000                0/12,500

COMPENSATION OF DIRECTORS

    The Board of Directors of the Company approved the following fees to be paid to outside directors of the Company:

Annual Retainer:           $5,000 and options equal to $15,000 divided by
                             the market price of Company Common Stock at
                             the time of grant
Regular Meeting Fee:       $750
Special Meeting Fee:       $300
Committee Meeting Fee:     $300

    During 1997, directors fees were paid and options granted according to the above schedule.

    On May 16, 1995, the Board of Directors approved the 1995 Directors Deferred Compensation Plan which was approved by shareholders on July 17, 1995. The plan is effective for fees earned on and after July 1, 1995. No compensation has been awarded under the plan.

EMPLOYMENT ARRANGEMENTS

    The company has entered into or assumed through acquisitions certain employment contracts, including the following:

  MARK H. STUENKEL

    In 1988 NBSC entered into an Executive Salary Continuation Agreement with Mr. Stuenkel (the "Salary Continuation Agreement") the terms of which the Company agreed to honor as part of the CCB Merger. Pursuant to the Salary Continuation Agreement, Mr. Stuenkel is entitled to receive benefits upon his retirement, death or disability or upon termination of service with SCB prior thereto unless Mr. Stuenkel's employment with SCB is terminated either (i) voluntarily by Mr. Stuenkel, other than for "good reason" (as defined in the Salary Continuation Agreement) or (ii) by SCB for "cause" (as defined in his Salary Continuation Agreement), in which case no benefits or payments will be paid pursuant to the Salary Continuation Agreement. Mr. Stuenkel's retirement benefits are fully vested in the Salary Continuation Agreement.

    Under the terms of the Salary Continuation Agreement, Mr. Stuenkel or his estate will be entitled to receive $62,500 annually, for a period of fifteen years after his retirement from SCB or upon his death. If

Mr. Stuenkel's employment with SCB is terminated because of disability prior to retirement, Mr. Stuenkel (or his estate) will be entitled to receive his benefits under the Salary Continuation Agreement upon retirement or death or to elect to receive a disability benefit in an amount equal to the present value of Mr. Stuenkel's retirement benefits under his Salary Continuation Agreement. The Salary Continuation Agreement also had provisions which became effective upon the occurrence of a Change in Control (as defined therein) of CCB or NBSC. In such event, the Salary Continuation Agreement provided that it would become an employment agreement with a three-year term. The CCB Merger constituted a Change of Control; therefore, the Salary Continuation Agreement became an employment Agreement with a three-year term pursuant to which, during such period of employment Mr. Stuenkel is entitled to receive $165,000 per year as annual base salary, as well as regular bonuses and other benefits. Such amount is in addition to the amounts that he would be paid under the Salary Continuation Agreement upon retirement. The Salary Continuation Agreement also provides for Mr. Stuenkel to receive salary and bonus increases annually and all non-cash forms of compensation and benefits which he received prior to the Change in Control during such term.

    If Mr. Stuenkel either terminates his employment for "good reason" or is terminated by SCB for any reason other than "cause," then SCB is required to pay cash compensation to Mr. Stuenkel during his remaining term; provided that Mr. Stuenkel will receive no less than two times the annual compensation to which he otherwise would be entitled. Moreover, all employee benefit plans and programs in which Mr. Stuenkel is entitled to participate will continue for the remainder of Mr. Stuenkel's term and Mr. Stuenkel will continue to be entitled to receive his retirement, death and disability benefits as provided in the Salary Continuation Agreement.

  AUBREY L. AUSTIN

    In connnection with the SMB Acquisition, the Company, SMB and Mr. Austin entered into an Employment Agreement, dated as of December 31, 1997, pursuant to which SMB agreed to employ Mr. Austin as Chairman, President and Chief Executive Officer of SMB for a period of three years. SMB agreed to pay Mr. Austin a base salary equal to the base annual salary paid to Mr. Austin as of July 30, 1997, subject to increase annually at the discretion of SMB. Mr. Austin will also be considered annually by SMB for a discretionary bonus in accordance with the compensation policies and practices of SMB.

    Mr. Austin's employment agreement also provides that if SMB should terminate the Period of Employment (as defined therein) for other than Breach or Just Cause (each as defined therein), or if Mr. Austin should terminate the Period of Employment for Good Cause (as defined therein), SMB shall pay to Mr. Austin an amount equal to the sum of (a) the result of multiplying (i) the base annualy salary payable to Mr. Austin under the Employment Agreement as of the date of termination of the Period of Employment by (ii) the number of years (and fractions thereof) then remaining in the Period of Employment and (b) the result of multiplying (i) the average of the bonuses payable to Mr. Austin pursuant to his employment agreement during the three fiscal years immediately preceeding the date of termination of the Period of Employment by (ii) the number of years (and fractions thereof) then remaining in the Period of Employment.

    If Mr. Austin is terminated for Breach or Just Cause, Mr. Austin agreed that from January 27, 1998 until the second anniversary of the date of the termination of the Period of Employment (the "Non-Competition Period") Mr. Austin will not (i) engage in the banking business other than on behalf of SMB within the Designated Area (as defined therein), (ii) directly or indirectly own, manage, operate, control, be employed by, or provide management or consulting services in any capacity to any firm, corporation or other entity (other than SMB) engaged in the banking business in the Designated Area (as defined therein) or (iii) directly or indirectly solicit or otherwise intentionally cause any employee, officer, or member of the respective boards of directors of SMB or the Company to engage in any action prohibited under (i) or
(ii); provided that the ownership by Mr. Austin as an investor of not more than 1 percent of the outstanding shares of stock of any corporation whose stock is listed for trading on any securities exchange or is quoted on the automated quotation system of the National Association of Securities Dealers, Inc., or the shares of any investment company as defined in Section 3 of the Investment Act of 1940, as amended, shall not in itself constitute a violation of Mr. Austin's obligations under his employment agreement.

EXECUTIVE SEVERANCE PLAN

    On March 19, 1998, the Company adopted the Company Executive Severance Plan (the "Severance Plan") pursuant to which certain executives of the Company and the Banks, including the named executive officers of the Company, will be entitled to receive a severance payment from the Company if within 24 months after a Change of Control (as defined in the Severance Plan") an eligible executive's employment with the Company or one of its subsidiaries terminates for any reason other than (i) death, (ii) disability, (iii) termination by the Company or one of its subsidiaries for Just Cause (as defined in the Severance
Plan), (iv) retirement in accordance with the normal policy of the Company, (v) voluntary termination by such executive for other than Good Reason (as defined in the Severance Plan), or (vi) the sale by the Company of the Subsidiary which employed the executive before such sale, if the executive has been offered employment with the purchaser on substantially the same terms and conditions under which such executive was employed prior to the sale. The amount of the Severance Payment (as defined in the Severance Plan) under the Severance Plan will be equal to such executive's Compensation (as defined in the Severance
Plan) multiplied by a multiplier ranging from 1 to 3 depending on the executive's employee grade. In addition, if an executive becomes eligible for a Severance Payment, such executive will also be entitled to welfare benefits for the Severance Period (as defined in the Severance Plan) applicable to such executive. In order to become eligible for Severance Payments under the Severance Plan, the executive must execute and deliver a Release (as defined in the Severance Plan).

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

    It is the duty of the Board of Directors of the Company to administer the Company's compensation program and various incentive plans, including its stock option plan and annual bonus plan. In addition, the Board of Directors reviews compensation levels of members of management, evaluates the performance of management, considers management succession and related matters.

    As discussed under "Business--Strategic Evolution" and "--Management Changes," the Company has grown from approximately $60 million in assets at June 30, 1996 to close to $1.4 billion in assets at December 31, 1997, with much of the growth taking place in fiscal 1997. In connection with this growth, most of the senior management of the Company was hired (in connection with strategic transactions or otherwise) during 1997, and the compensation package for each such member of senior management was individually negotiated based in large part on market conditions. In particular, the compensation of Mr. Stuenkel and Mr. Austin was negotiated and approved by the Board of Directors in connection with the CCB Merger and SMB Acquisition, respectively.

    Because the composition of the Board of Directors changed substantially during fiscal 1997, a substantial number of the compensation decisions were made before the current Board of Directors was fully constituted. See "Item 10. Directors and Executive Officers of the Company--Directors" for a discussion of the Directors of the Company in office throughout the year. The Board of Directors has reviewed the compensation for each of the five highest paid officers for the period during 1997 for which such officers were employed by the Company, and in the Board of Directors', opinion, the compensation of all officers is reasonable in view of the Company's consolidated performance and the contribution of those officers to that performance. In doing so, the Board of Directors took into account, among other things, how compensation compares to compensation paid by competing companies as well as the Company's performance and economic conditions in the Company's service area. With its senior management now in place, the current Board of Directors, many of whom became directors during fiscal 1997, intends to establish a compensation committee which will administer the Company's compensation policies commencing with the 1998 fiscal year. The compensation committee will develop specific policies that will apply to the determination of compensation for all executives, including the chief executive officer.

PERFORMANCE GRAPH

    The Company Common Stock trades on the Nasdaq National
Market-Registered Trademark- under the symbol "WEBC." Prior to June 3, 1997, trading in the Company's Common Stock occurred solely "over the counter," and was not extensive. Consequently, sales price information prior to that date consists largely of quotations by dealers making a market in Company Common Stock and may not represent actual transactions. In addition, trading in Company Common Stock prior to June 3, 1997 was limited in volume and may not be a reliable indication of its market value. As a result, the sales price information for Company Common Stock in the following graph for 1993 and 1994 reflects inter-dealer prices, without adjustments for mark-ups, mark-downs or commissions and may not represent actual transactions. The sales price information for 1995 and 1996 reflects the sales price of Company Common Stock in certain private placements, which the Company believes is the most reliable indicator of the value of Company Common Stock available at the time. See "Item
1. Business--Capital Transactions." The sales price information for 1997 reflects trades of Company Common Stock on the Nasdaq National
Market-Registered Trademark-.

    The following graph shows the cumulative total return on Com pany Common Stock with a comparable return on the indicated indices for the last five fiscal years. The total return on Company Common Stock is determined based on the change in the price of Company Common Stock and assumes reinvestment of all dividends and an original investment of $100. The total return on the indicated indices also assume reinvestment of dividends and an original investment in each index of $100 on December 31, 1992.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

             NASDAQ BANKS     NASDAQ INDEX      WEBC
1992                    100              100        100
1993                    114              115        100
1994                    114              112        100
1995                    169              159        113
1996                    223              195        138
1997                    377              240        324

SECTION 16 REPORTING

    Section 16(a) of the Exchange Act requires the Company's directors and executive officers and the beneficial owners of more than ten percent of Company Common Stock to file with the Securities and Exchange Commission reports of initial ownership and reports of changes in ownership of Company Common Stock and other equity securities of the Company. Because of the complexity of the reporting rules, the Company has assumed responsibility for preparing and filing all reports required to be filed under Section 16(a) by the directors and executive officers. The Company believes that during the last fiscal year all
Section 16(a) filing requirements applicable to its directors and executive officers were complied with, except for the failure to (a) file a Form 3 for Larry D. Hartwig, a director of the Company as of October 10, 1997 and (b) file a Form 4 for each director and executive officer who exercised stock options in the fourth quarter of 1997. Once the omissions were discovered the relevant forms were filed promptly.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The shares of Company Common Stock constitute the only outstanding class of voting securities of the Company. As of March 13, 1998, there were 15,678,960 shares of Company Common Stock outstanding and entitled to vote and approximately 2,190 shareholders of record.

    The following table lists any known shareholders with beneficial ownership of five percent or more of the outstanding Company Common Stock and the beneficial ownership of Company Common Stock of all directors and executive officers of the Company and all current executive officers and directors of the Company as a group. Information with respect to beneficial ownership is based upon the Company's records and data supplied to the Company by its shareholders as of March 13, 1998. All shares are Company Common Stock, the only class of security outstanding.

                                                                        AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                  BENEFICIAL OWNERSHIP(1)      PERCENT OF CLASS
-----------------------------------------------------------------  ------------------------------  -----------------
Castle Creek Capital Partners Fund I--L.P.(2) ...................              2,289,889                    14.6%
  4370 LaJolla Village,
  Suite 400
  San Diego, California

Franklin Mutual Advisors, Inc.(3) ...............................              1,297,183                     8.3%
  51 John F. Kennedy Parkway
  Short Hills, New Jersey

Wellington Management Company, LLP(4) ...........................                928,654                     5.9%
  75 State Street
  Boston, Massachusetts

Hugh S. Smith, Jr.(5)(8) ........................................                 23,357                     0.1%
  1251 Westwood Boulevard
  Los Angeles, California

Matthew P. Wagner(5)(9) .........................................                 48,886                     0.3%
  1251 Westwood Boulevard
  Los Angeles, California

Mark H. Stuenkel(5)(10) .........................................                 58,415                     0.4%
  4100 Newport Place, Suite 900
  Newport Beach, California

Aubrey L. Austin(5) .............................................                 21,640                     0.1%
  1251 4th Street
  Santa Monica, California

                                                                        AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                  BENEFICIAL OWNERSHIP(1)      PERCENT OF CLASS
-----------------------------------------------------------------  ------------------------------  -----------------
John M. Eggemeyer(6)(11) ........................................              2,388,232                    15.1%
  4370 LaJolla Village, Suite 400
  San Diego, California

Rice E. Brown(6)(12) ............................................                  2,347                   *
  27127 Calle Arroyo,
  Suite 1907
  Laguna Niguel, California

Robert L. McKay(6)(13) ..........................................                766,337                     4.9%
  11551 Plantero Drive,
  Santa Ana, California

William C. Greenbeck(6)(14) .....................................                 64,307                     0.4%
  9530 East Imperial Highway,
  Downey, California

Dale E. Walter(6)(15) ...........................................                 12,142                     0.1%
  50096 Calle Rosarita
  La Quinta, California

Arnold C. Hahn(7)(16) ...........................................                 12,272                     0.1%
  4100 Newport Place, Suite 900
  Newport Beach, California

Directors and Executive Officers as a group......................              3,446,722                    21.8%

All nine (9) directors as a group(4).............................              3,434,450                    21.7%

*   less than 0.1%

------------------------

 (1) Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (a) voting power, which includes the power to vote, or to direct the voting power, of such security; and/or (b) investment power, which includes the power to dispose, or to direct the disposition of, such security. Beneficial owner also includes any person who has the right to acquire beneficial ownership of such security as defined above within 60 days of the record date for the 1998 Annual Meeting. Ownership includes vested stock options and warrants.

 (2) The Fund is the beneficial owner of 2,256,332 shares of Company Common Stock and 33,557 warrants. Mr. Eggemeyer, a Director, is a principal of the Fund.

 (3) Shares of Company Common Stock beneficially owned by Franklin Mutual Advisors, Inc. are held in various investment funds.

 (4) Shares of Company Common Stock beneficially owned by Wellington Management Company, LLP are held in various investment funds.

 (5) Director and Executive Officer.

 (6) Director.

 (7) Executive Officer.

 (8) Includes 713 shares of Company Common Stock which may be purchased on the exercise of stock options.

 (9) Includes 19,608 shares of Company Common Stock which may be purchased on the exercise of stock options.

 (10) Includes 21,666 shares of Company Common Stock which may be purchased on the exercise of stock options.

 (11) Includes 588 shares of Company Common Stock which may be purchased on the exercise of stock options, 57,755 shares of Company Common Stock which may be purchased on the exercise of warrants and 2,256,332 shares and 33,557 warrants owned by the Fund of which Mr. Eggemeyer is a principal. Mr. Eggemeyer disclaims any beneficial ownership of the shares of Company Common Stock held by the Fund except to the extent of his interest in the Fund.

 (12) Includes 784 shares of Company Common Stock which may be purchased on the exercise of stock options.

 (13) Includes 455 shares of Company Common Stock which may be purchased on the exercise of stock options.

 (14) Includes 462 shares of Company Common Stock which may be purchased on the exercise of stock options.

 (15) Includes 784 shares of Company Common Stock which may be purchased on the exercise of stock options.

 (16) Includes 5,294 shares of Company Common Stock which may be purchased on the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BANKING TRANSACTIONS

    Some of the directors and executive officers of the Company and its subsidiaries, and the companies with which they are associated, are customers of, and have had banking transactions with, the Banks in the ordinary course of the Banks' business, and the Banks expect to have banking transactions with such persons in the future.

    In the opinion of management of the Company, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features. The amount of all such loans and credit extensions, to all executive officers, directors, and principal shareholders of the Company, together with their associates, was $1.1 million on December 31, 1997, constituting approximately 0.9 percent of the Company's equity capital accounts on that date.

INSURANCE CONTRACTS

    Certain of the Company's life insurance policies have been contracted, based on a competitive bid, through Rice Brown Financial; Mr. Brown is an insurance broker and a director of the Company.

INVESTMENT BANKING SERVICES

    Belle Plaine Partners, Inc. and Belle Plaine Financial, L.L.C. are entities related to the Fund which held 14.6% percent of the outstanding Company Common Stock. John M. Eggemeyer, a director of the Company, is a principal of the Fund, Belle Plaine Partners, Inc. and Belle Plaine Financial L.L.C.

    Belle Plaine Partners, Inc. serves as a financial advisor to the Company under an engagement letter dated May 17, 1995. In that capacity, Belle Plaine Partners, Inc. was paid fees of $3.2 million and $1.4 in 1997 and 1996, respectively, for evaluating and identifying potential acquisitions, including the Western Acquisition which closed on September 30, 1996, the CCB Merger which closed on June 4, 1997, and the SCB Merger which closed on October 10, 1997.

    In addition, Belle Plaine Financial L.L.C. was paid approximately $863,000 in 1996 for services rendered in connection with certain capital raising transactions related to the Company's strategic evolution. See "Item 1. Business--Strategic Evolution."

THE 1998 PRIVATE PLACEMENT

    In order to raise a portion of the capital necessary to fund the payment of the Cash Consideration in the SMB Acquisition, in November 1997 the Company entered into Standby Agreements with the 1998 Private Placement Investors, pursuant to which the 1998 Private Placement Investors committed to purchase a minimum of approximately 1,982,000 shares of Company Common Stock and to standby to purchase up to approximately 2,311,500 additional shares of Company Common Stock if requested to do so by the Company. The purchase price of the 1998 Private Placement Shares was $28.00 per share. The 1998 Private Placement Investors agreed to pay the purchase price of the 1998 Private Placement Shares prior to the effective time of the SMB Acquisition. In the 1998 Private Placement, the Company issued a total of 2,327,550 shares of Company Common Stock for $65,171,400 in the aggregate. The 1998 Private Placement Shares were not registered under the Securities Act; however, pursuant to the Standby Agreements, the Company agreed to file under the Securities Act a "shelf" Registration Statement providing for the registration of the Private Placement Shares no later than 120 days after the effective date of the SMB Acquisition. See "Item 1. Business--Strategic Evolution."

    Certain directors, executive officers and shareholders holding more than 5 percent of the outstanding Company Common Stock participated in the 1998 Private Placement. The following table sets forth the number and the dollar value of 1998 Private Placement Shares purchased by each such person:

1998 PRIVATE PLACEMENT INVESTOR                                       SHARES       DOLLARS
------------------------------------------------------------------  ----------  -------------
Castle Creek Capital Partners Fund I-L.P..........................     528,900  $  14,809,200

Digange, Joseph J.................................................       4,450        124,600

Eggemeyer, John M.................................................       5,900        165,200

Franklin Mutual Advisers, Inc.....................................     528,900     14,809,200

Hahn, Arnold C....................................................       4,700        131,600

Jacoby, William H.................................................       4,300        120,400

McKay Robert L....................................................      41,500      1,162,000

Rose, John W......................................................       5,900        165,200

Smith, Hugh S., Jr................................................       5,900        165,200

Wagner, Matthew P.................................................       9,500        266,000

Walter, Dale E....................................................       4,300        120,400

Wellington Management Company, LLP................................     424,000     11,872,000
                                                                    ----------  -------------

    TOTAL.........................................................   1,568,250  $  43,911,000
                                                                    ----------  -------------
                                                                    ----------  -------------

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBITS                                                                              PAGE
------                                                                                -----
  2.1  Agreement and Plan of Merger, dated as of November 20, 1997, by and among
         Western Bancorp, Western Bank and Santa Monica Bank. (Appendix A to
         Registration Statement No. 333-40611 filed on November 21, 1997 on Form
         S-4/A and incorporated herein by reference)

  2.2  Plan of Reorganization, dated as of April 29, 1997, by and between Western
         Bancorp and SC Bancorp. (Exhibit A of Registration Statement No.
         333-35271 filed on September 10, 1997 on Form S-4/A and incorporated herein by reference)

  2.3  Amended and Restated Agreement and Plan of Merger, dated as of December
         19, 1996, by and between Monarch Bancorp and California Commercial
         Bankshares. (Appendix C to Registration Statement No. 333-26915 filed on
         May 12, 1997 on Form S-4/A and incorporated herein by reference)

  2.4 Agreement and Plan of Merger, dated as of March 15, 1997, by and between Monarch Bank and National Bank of Southern California. (Exhibit 2.3 of the Company's Annual Report of Form 10-KSB for the fiscal year ended
         December 31, 1996 and incorporated herein by reference)

  3.1  Restated Articles of Incorporation of Western Bancorp.

  3.2  Restated Bylaws of Western Bancorp. (Exhibit 3.2 of Registration Statement
         No. 333-35271 filed on September 10, 1997 on Form S-4/A and incorporated herein by reference)

  4.1  Warrant Certificate No. 1, dated November 5, 1996, in favor of John M.
         Eggemeyer. (Exhibit 4.7 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.2  Warrant Certificate No. 2, dated November 5, 1996, in favor of William J.
         Ruh. (Exhibit 4.8 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.3  Warrant Certificate No. 3, dated November 5, 1996, in favor of John W.
         Rose. (Exhibit 4.9 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.4  Warrant Certificate No. 4, dated November 5, 1996, in favor of Mark G.
         Merlo. (Exhibit 4.10 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.5  Warrant Certificate No. 1, dated November 5, 1996, in favor of Castle
         Creek Capital Partners Fund-I. (Exhibit 4.11 of the Company's Annual
         Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.6  Warrant Certificate No. 2, dated November 5, 1996, in favor of John M.
         Eggemeyer. (Exhibit 4.12 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.7  Warrant Certificate No. 3, dated November 5, 1996, in favor of William J.
         Ruh. (Exhibit 4.13 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

EXHIBITS                                                                              PAGE
------                                                                                -----
  4.8  Warrant Certificate No. 4, dated November 5, 1996, in favor of Dan Davis.
         (Exhibit 4.14 of the Company's Annual Report of Form 10-KSB for the
         fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.9  Warrant Certificate No. 5, dated November 5, 1996, in favor of Mark G.
         Merlo. (Exhibit 4.15 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.10 Warrant Certificate No. 6, dated November 5, 1996, in favor of William
         Moody. (Exhibit 4.16 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.11 Warrant Certificate No. 7, dated November 5, 1996, in favor of HCM Castle
         Creek, Inc. (Exhibit 4.17 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.12 Warrant Certificate No. 8, dated November 5, 1996, in favor of Castle
         Creek Financial Investors, Inc. (Exhibit 4.18 of the Company's Annual
         Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.13 Warrant Certificate No. 9, dated November 5, 1996, in favor of Whitecap
         Capital, L.L.C. (Exhibit 4.19 of the Company's Annual Report of Form
         10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.14 Warrant Certificate No. 10, dated November 5, 1996, in favor of
         Cook-Caslte Creek, Inc. (Exhibit 4.20 of the Company's Annual Report of
         Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

  4.15 Warrant Certificate No. 11, dated November 5, 1996, in favor of Castle
         Creek Investors, L.L.C. (Exhibit 4.21 of the Company's Annual Report of
         Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

 10.1  Monarch Bancorp 1983 Stock Option Plan; Form Incentive Stock Option
         Agreement and Form Nonstatutory Stock Option Agreement. (Exhibit 10.2 of
         Registration Statement No. 2-85442 filed on July 27, 1983 on Form S-1 and incorporated herein by reference)

 10.2  Third Amendment to Revolving Credit Agreement, First Amendment to Pledge
         Agreement and Waiver, dated January 26, 1997.

 10.3  1993 Stock Option Plan as Amended May 15, 1996. (Exhibit 10.9 of the
         Company's Annual Report of Form 10-KSB for the fiscal year ended
         December 31, 1996 and incorporated herein by reference)

 10.4  Form of Amendment to the 1993 Stock Option Plan (Exhibit 10.1 of the
         Company's Proxy Materials for the 1998 Annual Meeting of Shareholders filed on schedule 14A and incorporated herein by reference)

 10.5  Employment Agreement, dated as of July 9, 1997, by and between William H.
         Jacoby and Western Bancorp.

 10.6 Executive Salary Continuation Agreement, dated as of January 1, 1988, between National Bank of Southern California and Mark H. Stuenkel.

 10.7  Employment Agreement, dated as of December 31, 1997, by and among Western
         Bank and Aubrey L. Austin.

 10.8  Western Bancorp Executive Severance Policy.

EXHIBITS                                                                              PAGE
------                                                                                -----
 11.0  Computation of Earnings Per Common Share and Common Share Equivalent. (See
         Note 21 of the Notes to Consolidated Financial Statements contained in
         "Item 8. Financial Statements and Supplementary Data" of this Annual
         Report on Form 10-K.)

 16.0  Letter of Dayton & Associates on change of Certifying Accountant. (Exhibit
         16.0 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

 21.0  Subsidiaries of Western Bancorp.

 23.1  Consent of Dayton & Associates (Western Bancorp)

 23.2  Consent of KPMG Peat Marwick LLP (Western Bancorp)

 23.3  Consent of Deloitte & Touche LLP (California Commercial Bankshares)

 23.4  Consent of Deloitte & Touche LLP (SC Bancorp)

 27.1  Financial Data Schedule (Fiscal year end 1997)

 27.2  Financial Data Schedule (Fiscal Year ends 1995 and 1996)

 27.3  Financial Data Schedule (first, second and third quarters of 1997)

REPORTS ON FORM 8-K

    On October 3, 1997, the Company filed a Current Report on Form 8-K enclosing
(i) Santa Monica Bank's Annual Report for the fiscal year ended December 31, 1996; (ii) Santa Monica Bank's Current Reports on Form F-3, dated April 17, 1997 and August 8, 1997; (iii) Santa Monica Bank's Quarterly Reports on Form F-4, dated April 19, 1997 and August 6, 1997; and (iv) Santa Monica Bank's Proxy Statement to Security holders for fiscal year ended December 31, 1996.

    On October 24, 1997, the Company filed a Current Report on Form 8-K announcing (i) that the SCB Merger had been consummated on October 10, 1997;
(ii) the Company's third quarter earnings; and (iii) the Company's Supplemental Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations reflecting the SCB Merger.

    On October 31, 1997, the Company filed a Current Report on Form 8-K enclosing Santa Monica Bank's Quarterly Report on Form F-4 for the quarter ended September 30, 1997.

    On November 13, 1997, the Company filed a Current Report on Form 8-K disclosing the Company's Supplemental Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the third quarter of 1997 reflecting the SCB Merger.

    On December 29, 1997, the Company filed a Current Report on Form 8-K announcing that on December 23, 1997 the shareholders of Santa Monica Bank and the Company approved the SMB Acquisition.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WESTERN BANCORP

Date: March 19, 1998            By:                     /s/
                                     -----------------------------------------
                                                 Matthew P. Wagner
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

             /s/
------------------------------  President and Chief           March 19, 1998
      Matthew P. Wagner           Executive Officer

             /s/
------------------------------  Executive Vice President      March 19, 1998
        Arnold C. Hahn            Chief Financial Officer

             /s/
------------------------------  Chairman and Director         March 19, 1998
      Hugh S. Smith, Jr.

             /s/
------------------------------  Director                      March 19, 1998
       Aubrey L. Austin

             /s/
------------------------------  Director                      March 19, 1998
    Harold A. Beisswenger

             /s/
------------------------------  Director                      March 19, 1998
        Rice E. Brown

             /s/
------------------------------  Director                      March 19, 1998
      Joseph J. Digange

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

             /s/
------------------------------  Director                      March 19, 1998
      Johm M. Eggemeyer

             /s/
------------------------------  Director                      March 19, 1998
     William C. Greenbeck

             /s/
------------------------------  Director                      March 19, 1998
       Larry D. Hartwig

             /s/
------------------------------  Director                      March 19, 1998
      William H. Jacoby

             /s/
------------------------------  Director                      March 19, 1998
       Robert L. McKay

             /s/
------------------------------  Director                      March 19, 1998
         John W. Rose

             /s/
------------------------------  Director                      March 19, 1998
       Mark H. Stuenkel

             /s/
------------------------------  Director                      March 19, 1998
        Dale E. Walter

             /s/
------------------------------  Director                      March 19, 1998
        Donald E. Wood