Form 10-Q
period 1998-03-31
WESTERN BANCORP
filed 1998-05-13
CIK 721670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-13551

                            ------------------------

                                WESTERN BANCORP

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                            95-3863296
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                    Number)

                         4100 NEWPORT PLACE, SUITE 900,
                        NEWPORT BEACH, CALIFORNIA 92660
                    (Address of principal executive offices)

                  REGISTRANT'S TELEPHONE NUMBER (714) 863-2300

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1998: 15,692,128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION
  ITEM 1.    Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of March 31, 1998 and
             December 31, 1997.............................................................................           3

             Condensed Consolidated Statements of Income for three month periods ended March 31, 1998 and
             1997..........................................................................................           4

             Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31,
             1998 and 1997.................................................................................           5

             Notes to Condensed Consolidated Financial Statements March 31, 1998...........................           6

  ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations.................................................................................           9

PART II--OTHER INFORMATION

  ITEM 1.    Legal Proceedings.............................................................................          17

  ITEM 2.    Change in Securities..........................................................................          17

  ITEM 3.    Default Upon Senior Securities................................................................          17

  ITEM 4.    Submission of Matters to a Vote of Security Holders...........................................          17

  ITEM 5.    Other Information.............................................................................          18

  ITEM 6.    Exhibits and Reports on Form 8-K..............................................................          18

SIGNATURES.................................................................................................          19

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,   DECEMBER 31,
                                                                        1998(A)        1997
                                                                       ----------  ------------
                                                                        (IN THOUSANDS, EXCEPT
                                                                           PER SHARE DATA)
ASSETS:
Cash and due from banks..............................................  $  145,300   $   97,456
Federal funds sold...................................................     239,621      138,702
                                                                       ----------  ------------
  Total cash and cash equivalents....................................     384,921      236,158
FRB and FHLB stock...................................................       5,673        5,610
Securities available for sale (amortized cost of
  $251,113 and $202,064).............................................     250,997      201,904
                                                                       ----------  ------------
  Total securities...................................................     256,670      207,514
Net loans............................................................   1,228,902      864,840
Property, plant and equipment........................................      31,065       13,685
Other real estate owned..............................................       7,508        6,261
Goodwill.............................................................     148,135       30,430
Other assets.........................................................      27,542       24,622
                                                                       ----------  ------------
  Total assets.......................................................  $2,084,743   $1,383,510
                                                                       ----------  ------------
                                                                       ----------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Noninterest bearing deposits.........................................  $  631,002   $  457,503
Interest bearing deposits............................................   1,132,622      769,290
                                                                       ----------  ------------
  Total deposits.....................................................   1,763,624    1,226,793
Borrowed funds.......................................................      18,169       12,751
Accrued interest payable and other liabilities.......................      18,045       14,311
                                                                       ----------  ------------
  Total liabilities..................................................   1,799,838    1,253,855

SHAREHOLDERS' EQUITY:
Preferred stock no par value, 5 million shares
  authorized, none issued                                                       -            -
Common stock, no par value, 100,000,000 shares
  authorized, 15,689,866 and 10,648,317 shares issued
  and outstanding....................................................     262,968      112,947
Retained earnings....................................................      22,005       16,802
Accumulated other comprehensive income--
  unrealized net (losses) on securities
  available for sale, net of tax.....................................         (68)         (94)
                                                                       ----------  ------------
  Total shareholders' equity.........................................     284,905      129,655

    Total liabilities and shareholders' equity.......................  $2,084,743   $1,383,510
                                                                       ----------  ------------
                                                                       ----------  ------------

Number of common shares outstanding..................................    15,689.9     10,648.3
Common shareholders' equity per share................................  $    18.16   $    12.18
Tangible common shareholders' equity per share.......................  $     8.71   $     9.32

(a) Reflects the acquisition of Santa Monica Bank on January 27, 1998.

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      --------------------
                                                                       1998(A)    1997(A)
                                                                      ---------  ---------
                                                                         (IN THOUSANDS,
                                                                        EXCEPT SHARE PER
                                                                             DATA)
INTEREST INCOME:
    Interest and fees on loans and leases...........................  $  26,755  $  19,045
    Interest on investment securities...............................      3,710      4,308
    Interest on federal funds sold..................................      2,302        612
                                                                      ---------  ---------
        Total interest income.......................................     32,767     23,965
INTEREST EXPENSE:
    Interest expense on deposits....................................      8,665      6,676
    Interest expense on borrowed funds..............................        217        339
                                                                      ---------  ---------
        Total interest expense......................................      8,882      7,015
                                                                      ---------  ---------

Net interest income:................................................     23,885     16,950
    Less: provision for loan and lease losses.......................        150        725
                                                                      ---------  ---------
Net interest income after provision for loan and lease losses.......     23,735     16,225

NON INTEREST INCOME:
    Service charges and fees on deposit accounts....................      1,909      1,383
    Trust fees......................................................        637          -
    Escrow fees.....................................................        258        155
    Other fees and charges..........................................        443        504
    Gain on sale of loans and other assets..........................          -         78
    Securities gains................................................        113        107
    Other income....................................................        253        282
                                                                      ---------  ---------
        Total noninterest income....................................      3,613      2,509

NON INTEREST EXPENSE:
    Salaries and benefits...........................................      8,542      6,660
    Occupancy, furniture and equipment..............................      2,347      1,916
    Advertising and business development............................        276        370
    Other real estate owned.........................................        189         46
    Professional services...........................................        838      1,064
    Telephone, stationery and supplies..............................        736        712
    Goodwill amortization...........................................      1,951        636
    Data processing.................................................        558        388
    Customer services cost..........................................        321        131
    Merger costs....................................................          -         66
    Other...........................................................      1,223      1,338
                                                                      ---------  ---------
        Total noninterest expense...................................     16,981     13,327
                                                                      ---------  ---------

    Income before income taxes......................................     10,367      5,407
    Income taxes....................................................      5,032      2,431
                                                                      ---------  ---------
        Net income..................................................  $   5,335  $   2,976
                                                                      ---------  ---------
                                                                      ---------  ---------

    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic.........................................................   13,938.4   10,487.0
      Diluted.......................................................   14,141.8   10,757.7

    NET INCOME PER SHARE:
      Basic.........................................................  $    0.38  $    0.28
      Diluted.......................................................  $    0.38  $    0.28

(a) Santa Monica Bank was acquired on January 27, 1998. Accordingly, Santa Monica Bank's operating results are not included in the amounts for the 1997 period and are included for only two months of the 1998 period.

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1998       1997
                                                                                             ---------  ---------
                                                                                                (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income.................................................................................  $   5,335  $   2,976
Adjustments to reconcile net income to net cash provided by operations:
  (Gain) on sale of securities available for sale..........................................       (113)      (107)
  (Gain) on sale of fixed assets...........................................................         (5)        (4)
  (Gain) on sale of other real estate owned................................................        (77)       (35)
  Provision for loan and lease losses......................................................        150        725
  Provision for selling expenses of other real estate owned................................     --             43
  Goodwill amortization....................................................................      1,951        636
  Depreciation.............................................................................        814        675
  (Gain) on sale of loans..................................................................     --            (78)
  Amortization of (discounts) premiums on investment securities............................       (396)        91
  (Decrease) in unearned lease income......................................................       (125)      (156)
  Net increase (decrease) in accrued interest payable and other liabilities................     (2,254)    (1,601)
  Net (increase) decrease in other assets..................................................      1,336      4,065
                                                                                             ---------  ---------
    Net cash provided by operating activities..............................................      6,616      7,230
CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available for sale.............................     10,127      6,075
Principal payments received on investment securities available for sale....................     83,558     78,088
Principal payments received on investment securities held to maturity......................     --            344
Purchase of investment securities available for sale.......................................    (52,983)   (39,558)
Purchase of FRB or FHLB stock..............................................................        (63)       (23)
Proceeds from sale of fixed assets.........................................................         59          4
(Increase) decrease in net loans and leases................................................     22,942     (3,395)
Recoveries of loans and investment in leases...............................................        580         51
(Additions) to premises and equipment......................................................     (1,921)      (209)
Reductions to other real estate owned......................................................      2,148        186
Change in assets and liabilities due to the acquisition of Santa Monica Bank:
  Increase in investments available for sale...............................................    (89,238)    --
  Increase in loans........................................................................   (387,609)    --
  Increase in other real estate owned......................................................     (3,318)    --
  Increase in other assets.................................................................     (4,277)    --
  Increase in premises and equipment.......................................................    (16,328)    --
  Increase in deposits.....................................................................    584,095     --
  Increase in borrowed funds...............................................................      1,960     --
  Increase in other liabilities............................................................      5,988     --
  Goodwill.................................................................................   (119,656)    --
                                                                                             ---------  ---------
    Net cash provided by investing activities..............................................  $  36,064  $  41,563
CASH FLOW FROM FINANCING ACTIVITIES:
Cash received from exercise of options.....................................................  $     192  $     323
Proceeds from issuance of common stock.....................................................    149,840     --
Common stock repurchased and retired.......................................................        (11)    --
Dividends declared.........................................................................       (132)      (374)
Net (decrease) increase in deposits........................................................    (47,264)    24,286
Additional (repayment of) borrowings.......................................................      3,458     (7,353)
                                                                                             ---------  ---------
    Net cash provided by financing activities..............................................    106,083     16,882
                                                                                             ---------  ---------
Net increase in cash and cash equivalents..................................................    148,763     65,675
Cash and cash equivalents at the beginning of the period...................................    236,158    118,719
                                                                                             ---------  ---------
Cash and cash equivalents at the end of the period.........................................  $ 384,921  $ 184,394
                                                                                             ---------  ---------
                                                                                             ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Property acquired through foreclosure......................................................  $  --      $   4,437
Loans to facilitate the sale of OREO.......................................................        256         --
Increase (decrease) in unrealized gain on securities available for sale, net of tax........         26       (942)
Cash paid for interest.....................................................................      9,184      7,005
Cash paid for taxes........................................................................         --     --
ACQUISITION OF SMB:........................................................................
  Fair value of assets acquired............................................................    794,782     --
  Common stock issued to shareholders of SMB...............................................    (84,669)    --
  Cash paid................................................................................   (118,070)    --
                                                                                             ---------  ---------
    Liabilities assumed....................................................................  $ 592,043     --
                                                                                             ---------  ---------
                                                                                             ---------  ---------

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 1--BASIS OF PRESENTATION

    Western Bancorp (the "Company") is the holding company for Southern California Bank ("SCB"), Santa Monica Bank ("SMB" and together with SCB, the "Banks") and Venture Partners, Inc. The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the condensed consolidated financial statements for 1997 to conform to the 1998 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K, for the year ended December 31, 1997 and the financial statements and notes thereto included in SMB's Annual Report for the year ended December 31, 1997 which was included as an exhibit to a Current Report on Form 8-K/A filed by the Company on April 9, 1998. (As described more fully below, SMB was acquired by the Company on January 27, 1998.)

NOTE 2--COMPLETED ACQUISITIONS

    On January 27, 1998, the Company acquired SMB through the merger of SMB with and into Western Bank, a banking subsidiary of the Company (the "SMB Acquisition"). As part of the SMB Acquisition, the name of Western Bank was changed to "Santa Monica Bank." Upon the SMB Acquisition becoming effective, each share of common stock, $3.00 par value, of Santa Monica Bank (the "SMB Common Stock") issued and outstanding at the time was converted into the right to receive either (i) $28.00 in cash (the "Cash Consideration") or (ii) 0.875 shares of Common Stock of the Company (the "Stock Consideration"). Of the 7,084,244 shares of SMB Common Stock outstanding at the time of the SMB Acquisition, approximately 57.3 percent elected to receive the Cash Consideration, resulting in a payment of $113,722,700 in the aggregate, and approximately 42.7 percent received the Stock Consideration resulting in the issuance of approximately 2,646,000 shares of common stock, no par value, of the Company. In order to fund a part of the Cash Consideration payments, the Company issued an additional 2,327,550 shares of Company Common Stock to certain private investors for $65,171,400 in the aggregate. Accordingly, in the aggregate, approximately 4,973,550 shares of Company Common Stock were issued in connection with the SMB Acquisition. The total value of the consideration paid in the SMB Acquisition was approximately $198.4 million in Company Common Stock and cash.

NOTE 3--PENDING ACQUISITIONS

    On April 17, 1998 the Company announced it signed a definitive agreement to acquire (the "BKLA Acquisition") the Bank of Los Angeles ("BKLA"). Shareholders of BKLA will receive 0.4224 shares of Company Common Stock for each share of common stock, no par value, of BKLA ("BKLA Common

Stock"). The BKLA Acquisition will use the pooling-of-interests method accounting and is expected to close in the fourth quarter of 1998.

NOTE 4--UNAUDITED SUMMARY PRO FORMA DATA

    The following tables show unaudited summary pro forma balance sheet and income statement information for the SMB Acquisition consummated on January 27, 1998 and for the pending BKLA Acquisition. Purchase accounting is used for the pro forma information presented for the SMB Acquisition, and pooling-of-interests accounting is used for the pro forma information presented for the BKLA Acquisition. SMB is already included in the balance sheet as of March 31, 1998. The pro forma income statement information for the three month periods ended March 31, 1998 and March 31, 1997 includes operating results of SMB as if the SMB Acquisition was consummated at the beginning of those periods. Results for the Company for the three month period ended March 31, 1998 already include the results of SMB for the months of February and March. January results for SMB and an additional month of amortization of purchase accounting entries are included in the pro forma results shown below. The balance sheet and income statement adjustments shown below are based on management's estimates, for pro forma presentation, of costs and, in the case of the SMB Acquisition, the fair value adjustments associated with these transactions. The Company's cost estimates are forward-looking. Readers are cautioned that the type and amount of actual costs incurred could vary materially from these estimates if future developments differ from the underlying assumptions used by management in determining the current estimate of these costs.

    The unaudited summary pro forma balance sheet information is not necessarily indicative of the actual financial position that would have existed had the BKLA Acquisition been consummated on March 31, 1998 or December 31, 1997, or that may exist in the future. The unaudited summary pro forma income statement information is not necessarily indicative of the results that would have occurred had either the SMB Acquisition or the BKLA Acquisition been consummated on the dates indicated or that may be achieved in the future. Assuming the consummation of the BKLA Acquisition, the actual financial position and results of operations will differ, perhaps significantly, from the pro forma amounts reflected herein because of a variety of factors, including changes in value and changes in operating results between the dates of the pro forma financial data and the date on which the BKLA Acquisition takes place.

  UNAUDITED SUMMARY PRO FORMA BALANCE SHEET INFORMATION

                                                                              AS OF MARCH 31, 1998
                                                              -----------------------------------------------------
                                                                                                        PRO FORMA
                                                              THE COMPANY      BKLA      ADJUSTMENTS     COMBINED
                                                              ------------  ----------  -------------  ------------
                                                                                 (IN THOUSANDS)
Total assets................................................  $  2,084,743  $  278,161                 $  2,362,904
Securities..................................................       256,670      79,382                      336,052
Loans and leases, net.......................................     1,228,902     143,615                    1,372,517
Goodwill....................................................       148,135       5,816                      153,951
Deposits....................................................     1,763,624     236,720                    2,000,344
Shareholders' equity........................................       284,905      32,099       (5,400)        311,604

                                                                             AS OF DECEMBER 31, 1997
                                                              -----------------------------------------------------
                                                                                                        PRO FORMA
                                                              THE COMPANY      BKLA      ADJUSTMENTS     COMBINED
                                                              ------------  ----------  -------------  ------------
                                                                                 (IN THOUSANDS)
Total assets................................................  $  1,383,510  $  272,033                 $  1,655,543
Securities..................................................       207,514      60,433                      267,947
Loans and leases, net.......................................       864,840     139,814                    1,004,654
Goodwill....................................................        30,430       5,939                       36,369
Deposits....................................................     1,226,793     238,012                    1,464,805
Shareholders' equity........................................       129,655      31,054       (5,400)        155,309

  UNAUDITED SUMMARY PRO FORMA INCOME STATEMENT INFORMATION

                                                                     FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                          ---------------------------------------------------------------
                                                                                      SMB                      PRO FORMA
                                                          THE COMPANY    BKLA      (JANUARY)    ADJUSTMENTS    COMBINED
                                                          -----------  ---------  -----------  -------------  -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net interest income.....................................   $  23,885   $   3,665   $   2,970          (235)    $  30,285
Provision for loan and lease losses.....................         150      --              80        --               230
Non interest income.....................................       3,613         487         614        --             4,714
Non interest expense....................................      16,981       2,682       2,350           677        22,690
Net income..............................................       5,335         939         691          (810)        6,155
Basic net income per share..............................   $    0.38   $    0.20   $    0.10        --         $    0.35
Diluted net income per share............................   $    0.38   $    0.17   $    0.10        --         $    0.34
Weighted average shares outstanding:
  Basic.................................................      13,938       4,759                    --            17,606
  Diluted...............................................      14,142       5,403                    --            18,082

                                                                     FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                          ---------------------------------------------------------------
                                                                                                               PRO FORMA
                                                          THE COMPANY    BKLA         SMB       ADJUSTMENTS    COMBINED
                                                          -----------  ---------  -----------  -------------  -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net interest income.....................................   $  16,950   $   1,794   $   8,278     $    (704)    $  26,318
Provision for loan and lease losses.....................         725          85      --            --               810
Non interest income.....................................       2,509         261       1,726        --             4,496
Non interest expense....................................      13,327       1,577       6,038         2,030        22,972
Net income..............................................       2,976         393       2,613        (2,427)        3,555
Basic net income per share..............................   $    0.28   $    0.18   $    0.37        --         $    0.22
Diluted net income per share............................   $    0.28   $    0.15   $    0.37        --         $    0.21
Weighted average shares outstanding:
  Basic.................................................      10,487       2,195                    --            16,388
  Diluted...............................................      10,758       2,576                    --            16,819

NOTE 5--STATEMENT OF COMPREHENSIVE INCOME

    Effective with the quarter ending March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of shareholders' equity accumulated comprehensive income. The Company has chosen, for purposes of its interim financial reporting, to present a statement of comprehensive income in the notes to the financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity securities (i.e., securities available for sale). The Company's statement of comprehensive income for the periods presented is as follows (in thousands):

                                                                                                 QUARTER ENDED MARCH
                                                                                                   1998  31,  1997
Net income.....................................................................................  $   5,335  $   2,976
Other comprehensive income (loss), net of related income taxes:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period................................        101       (880)
    Less reclassification of realized gains included in income.................................        (75)       (62)
                                                                                                 ---------  ---------
                                                                                                        26       (942)
                                                                                                 ---------  ---------
Comprehensive income...........................................................................  $   5,361  $   2,034
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following tables and data set forth certain statistical information relating to the Company as of March 31, 1998 and for the three months ended March 31, 1998 and March 31, 1997. This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements as of March 31, 1998 and December 31, 1997 and for the three month periods ended March 31, 1998 and March 31, 1997.

    When the Company uses or incorporates by reference in this Quarterly Report on Form 10-Q (the "Quarterly Report") the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify certain forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

FINANCIAL CONDITION

    On January 27, 1998, the Company consummated the SMB Acquisition in a transaction accounted for using the purchase method of accounting. As a result of the SMB Acquisition and the additional equity that was raised to help fund the transaction, consolidated assets, total deposits and shareholders' equity increased by approximately $795 million, $584 million and $150 million, respectively (based on SMB's unaudited balance sheet at January 31, 1998). Due to the use of purchase accounting for the SMB Acquisition, goodwill accounted for approximately $120 million of the total increase in assets resulting from this transaction.

    Adjusting for the increases related to the SMB Acquisition, since December 31, 1997 the Company's total assets have declined by approximately $94 million. The major components of this decline in assets are a decrease in federal funds sold of $19 million, a decrease of $40 million in securities available for sale and a decrease in net loans of $24 million. The reduction in securities resulted from sales of approximately $10 million of securities and maturities, net of purchases, of approximately $30 million of securities. The decline in loans relates to the repayment of a few large loans, normal maturities and the increase in competition for loans in the Southern California market place. Management of the Company has determined to not compromise its credit standards in order to increase loan totals.

    Adjusting for the increases related to the SMB Acquisition, since December 31, 1997 the Company's total deposits have declined by approximately $47 million. Most of this decline relates to interest bearing deposits. This decline results primarily from the decision by Management of the Company to close some branches and to lower the rate paid on some of its higher cost deposits.

RESULTS OF OPERATIONS

    Consolidated net income for the quarter ended March 31, 1998 was $5,335,000, or $0.38 per diluted share. This compares with earnings of $2,976,000, or $0.28 per diluted share, for the quarter ended March 31, 1997. On an operating basis, before the amortization of goodwill and before the after-tax gain on sale of loans, net income for the three month periods would have been $7,286,000 and $3,632,000 in 1998 and 1997, respectively, or $0.52 and $0.34 per diluted share, respectively, a growth of approximately 53%. Diluted operating net income per share grew approximately 11% from $0.46 per diluted share in the fourth quarter of 1997.

    The Company's operating return on tangible assets improved from 1.15% in the first quarter of 1997 to 1.46% in the fourth quarter of 1997 to 1.71% in the first quarter of 1998. This improvement comes from improving credit quality, a higher net interest margin and improvements in efficiency.

                                                                          THREE MONTHS ENDED       THREE MONTHS
                                                                              MARCH 31,                ENDED
                                                                      --------------------------     DEC. 31,
                                                                          1998          1997           1997
                                                                      ------------  ------------  ---------------
PER SHARE INFORMATION (Shares in thousands)
  Number of shares (weighted average)...............................      13,938.4      10,487.0      10,621.0
  Diluted shares (weighted shares)..................................      14,141.8      10,757.7      10,835.0
  Basic income (loss) per share.....................................  $       0.38  $       0.28  $      (0.41)
  Diluted income (loss) per share...................................  $       0.38  $       0.28  $      (0.41)

  Before merger costs and goodwill amortization
  Basic income per share............................................  $       0.52  $       0.35  $       0.47
  Diluted income per share..........................................  $       0.52  $       0.34  $       0.46

PROFITABLILITY MEASURES:
  Return on average assets..........................................          1.18%         0.92%        (1.25)%
  Return on average equity..........................................           9.5%          9.2%        (12.9)%

  Before merger costs and goodwill amortization.....................
  Return on average tangible assets.................................          1.71%         1.15%         1.46%
  Return on average equity..........................................          12.9%         11.2%         14.8%
  Efficiency ratio..................................................          54.7%         65.1%         55.5%

ADJUSTMENTS TO NET INCOME (In thousands)
  Net income........................................................  $      5,335  $      2,976
  Merger costs......................................................       --                 66
    Tax benefits....................................................       --            --
                                                                      ------------  ------------
  After tax merger costs............................................       --            66
  Goodwill amortization.............................................         1,951           636
  Gain on sale of loans available for sale--after tax...............       --                (46)
                                                                      ------------  ------------
      ADJUSTED NET INCOME...........................................  $      7,286  $      3,632
                                                                      ------------  ------------
                                                                      ------------  ------------
ADJUSTMENTS TO REVENUES (In thousands)
  Net interest income...............................................  $     23,885  $     16,950
  Non interest income...............................................         3,613         2,509
                                                                      ------------  ------------
    Revenue before adjustments......................................        27,498        19,459
  Gain on sale of loans.............................................       --                (78)
                                                                      ------------  ------------
      ADJUSTED REVENUE..............................................  $     27,498  $     19,381
                                                                      ------------  ------------
                                                                      ------------  ------------
ADJUSTMENTS TO EXPENSES (In thousands)
  Non interest expense..............................................  $     16,981  $     13,327
  Merger costs......................................................       --                (66)
  Goodwill amortization.............................................        (1,951)         (636)
                                                                      ------------  ------------
                                                                      ------------  ------------
      ADJUSTED EXPENSE..............................................  $     15,030  $     12,625
                                                                      ------------  ------------
                                                                      ------------  ------------

    Operating profits for the Company are dependent on loan growth, controlling costs and continual efforts to prevent any unexpected loan and lease losses that would require additions to the allowance for loan and lease losses ("ALLL"). The demand for quality loans has increased in the Company's primary market areas, and the Company plans to take advantage of this increased demand, while maintaining its credit quality standards. However, the competition for loans has also increased with some lenders willing to lend on terms that management of the Company is unwilling to match due to its credit philosophy. As a result of such increased competition and this credit philosophy and the SMB Acquisition, the Company's loan-to-deposit ratio has declined slightly from 71.8% as of December 31, 1997 to 71.1% as of March 31, 1998.

  NET INTEREST INCOME

    Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following table provides information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three months ended March 31, 1998 and March 31, 1997, respectively. Nonaccrual loans are included in the average earning assets amounts.

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,           THREE MONTHS
                                                                         --------------------------   ENDED DEC.
                                                                             1998          1997        31, 1997
                                                                         ------------  ------------  -------------
AVERAGE BALANCE SHEETS (In thousands)

AVERAGE ASSETS
  Loans and leases, net of deferred fees and costs.....................  $  1,128,806  $    811,963
  Investments..........................................................       264,318       299,414
  Federal funds sold...................................................       168,082        47,511
  Interest bearing deposits at banks...................................       --                813
                                                                         ------------  ------------
    AVERAGE EARNING ASSETS.............................................     1,561,206     1,159,701
  Goodwill.............................................................       107,941        32,644
  Other assets.........................................................       161,911       124,511
                                                                         ------------  ------------
    AVERAGE ASSETS.....................................................  $  1,831,058  $  1,316,856
                                                                         ------------  ------------
                                                                         ------------  ------------
AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest bearing deposits.........................................  $    550,132  $    390,149
  Interest bearing deposits............................................     1,016,388       767,480
                                                                         ------------  ------------
    AVERAGE DEPOSITS...................................................     1,566,520     1,157,629
  Other interest bearing liabilities...................................        14,739        17,764
  Other liabilities....................................................        21,124        10,343
                                                                         ------------  ------------
    AVERAGE LIABILITIES................................................     1,602,383     1,185,736
  Shareholders' equity.................................................       228,675       131,120
                                                                         ------------  ------------
    AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY.......................  $  1,831,058  $  1,316,856
                                                                         ------------  ------------
                                                                         ------------  ------------

YIELD ANALYSIS (Dollars in millions)
Average earning assets.................................................  $    1,561.2  $    1,159.7   $   1,232.9
  Yield................................................................          8.51%         8.38%         8.43%
Average interest bearing deposits......................................  $    1,016.4  $      767.5   $     804.5
  Cost.................................................................          3.46%         3.53%         3.63%
Average deposits.......................................................  $    1,566.5  $    1,157.6   $   1,232.8
  Cost.................................................................          2.24%         2.34%         2.37%
Average interest bearing liabilities...................................  $    1,031.1  $      785.2   $     817.7
  Cost.................................................................          3.49%         3.62%         3.71%
Interest spread........................................................          5.02%         4.76%         4.72%
Net interest margin....................................................          6.20%         5.93%         5.97%

    Interest income increased by $8.8 million from $24.0 million for the first quarter of 1997 to $32.8 million for the same period of 1998. The increase was mostly due to the SMB Acquisition which was consummated on January 27, 1998.

    The following table shows the average earning assets and interest income for the first quarter of 1998 and 1997 and the amount of increase attributable to SMB since the SMB Acquisition (dollars in thousand):

                                                                                                        NET
                                                                                                      INCREASE
                                                           CONSOLIDATED  IMPACT OF   CONSOLIDATED      BEFORE
                                                               1998       SMB 1998       1997           SMB
                                                           ------------  ----------  ------------  --------------
Average earning assets...................................   $1,561,206   $  383,534   $1,159,701     $   17,971
Interest income..........................................       32,767        7,862       23,965            940
  Yield..................................................         8.51%        8.31%        8.38%

    The significant increase in interest income in relation to the increase in average earning assets was largely due to a decline in nonaccrual loans and payments on loans with lower yields. The nonaccrual loans, excluding SMB's nonaccrual loans of $2.2 million as of March 31, 1998, amounted to $9.5 million as of March 31, 1998 compared to $17.1 million as of March 31, 1997.

    Interest expense increased by $1.9 million from $7.0 million for the first quarter of 1997 to $8.9 million for the same period of 1998. The increase was mostly due to the SMB Acquisition which was consummated on January 27, 1998.

    The following table shows the average interest bearing liabilities and interest expense for the first quarter of 1998 and 1997 and the amount of increase attributable to SMB (dollars in thousands):

                                                                                                        NET
                                                                                                      DECREASE
                                                           CONSOLIDATED  IMPACT OF   CONSOLIDATED      BEFORE
                                                               1998       SMB 1998       1997           SMB
                                                           ------------  ----------  ------------  --------------
Average interest bearing liabilities.....................   $1,031,127   $  268,521   $  785,244     $  (22,638)
Interest expense.........................................        8,882        2,256        7,015           (389)
  Cost...................................................         3.49%        3.40%        3.62%

    The decline in interest expense before the SMB Acquisition was due to the reduction in average interest bearing liabilities which, excluding SMB's average interest bearing liabilities, declined by $22.6 million from $785.2 million in 1997 to $762.6 million in the same period of 1998. The decline was largely related to the downward pricing of higher cost time deposits.

  ALLOWANCE FOR LOAN AND LEASE LOSSES

    During the three months ended March 31, 1998, approximately $296,000 in loans were charged to the Company's ALLL, and approximately $580,000 of loans were recovered resulting in a net recovery for the period of approximately $284,000. The ratio of ALLL to total loans was 1.99% as of March 31, 1998 compared to 1.80% as of December 31, 1997. During the three months ended March 31, 1998, the ALLL increased by approximately $9,091,000 from $15,894,000 at December 31, 1997 to $24,985,000 at March 31, 1998 due to the net recoveries, provision of $150,000 and $8,657,000 added through the SMB Acquisition.

    Nonperforming assets increased by approximately $5,472,000 as of March 31, 1998 from approximately $13,749,000 at December 31, 1998 to approximately $19,221,000 at March 31, 1998 mainly due to an increase in nonaccrual loans of approximately $2,177,000 and an increase in Other Real Estate Owned of approximately $3,318,000 which were included in the portfolio of SMB at the time of the SMB Acquisition. Although nonperforming assets increased in total, the coverage of ALLL to nonperforming assets increased from 115.6% at December 31, 1997 to 130.0% at March 31, 1998. Due to improved credit quality in the loan portfolio, management believes that the ALLL is adequate based on all currently available information.

  NON INTEREST INCOME

    The following tables show the details of non interest income for the three month periods ended March 31, 1998 and March 31, 1997. Due to the purchase accounting treatment of the of SMB Acquisition, the 1997 numbers do not include
SMB:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------------------------------
                                                                                1998         1997
                                                               ---------------------------------------
                                                                           THE COMPANY   -------------
                                                                  SMB      WITHOUT SMB   CONSOLIDATED   CONSOLIDATED
                                                               ---------  -------------  -------------  -------------
                                                                                   (IN THOUSANDS)
Service charges and fees on deposit accounts.................  $     524    $   1,385      $   1,909      $   1,383
Trust fees...................................................        637       --                637         --
Escrow fees..................................................     --              258            258            155
Other fees and charges.......................................         80          363            443            504
Gain on sale of loans and other assets.......................     --           --             --                 78
Securities gains.............................................     --              113            113            107
Other income.................................................         40          213            253            282
                                                               ---------       ------         ------         ------
  Total non interest income..................................  $   1,281    $   2,332      $   3,613      $   2,509
                                                               ---------       ------         ------         ------
                                                               ---------       ------         ------         ------

    Before giving effect to the SMB Acquisition, non interest income declined by $177,000 from $2,509,000 in the first quarter of 1997 to $2,332,000 in the same period of 1998. The non interest income of 1997 includes a gain on sale of SBA loans in the amount of $78,000. The remaining variance of $99,000 is attributable to a $103,000 increase in escrow fees as the Company focused more resources on this business, a $141,000 decrease in other fees and charges mostly due to a servicing portfolio no longer being serviced by the Company and small changes in other components of the above-listed categories. Trust fees are generated from the approximately $725 million of assets held in trust by SMB.

  NON INTEREST EXPENSE

    The following tables show the details of non interest expense for the three month periods ended March 31, 1998 and March 31, 1997. Due to purchase accounting treatment of the of SMB Acquisition, SMB results are not included in the 1997 numbers:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------------------------------
                                                                                1998
                                                               --------------------------------------      1997
                                                                           THE COMPANY                 ------------
                                                                  SMB      WITHOUT SMB   CONSOLIDATED  CONSOLIDATED
                                                               ---------  -------------  ------------  ------------
                                                                                  (IN THOUSANDS)
Salaries and benefits........................................  $   2,516    $   6,026     $    8,542    $    6,660
Occupancy, furniture and equipment...........................        727        1,620          2,347         1,916
Advertising and business development.........................        105          171            276           370
Other real estate owned......................................         17          172            189            46
Professional services........................................        168          670            838         1,064
Telephone, stationery and supplies...........................        215          521            736           712
Data processing..............................................     --              558            558           388
Customer services cost.......................................         14          307            321           131
Other........................................................        154        1,069          1,223         1,338
                                                               ---------  -------------  ------------  ------------
Operating non interest expense...............................      3,916       11,114         15,030        12,625
  Goodwill amortization......................................      1,317          634          1,951           636
  Merger costs...............................................     --           --             --                66
                                                               ---------  -------------  ------------  ------------
  Total non interest expense.................................  $   5,233    $  11,748     $   16,981    $   13,327
                                                               ---------  -------------  ------------  ------------
                                                               ---------  -------------  ------------  ------------

    Before giving effect to the SMB Acquisition, operating non interest expense declined by $1,511,000 from $12,625,000 in the first quarter of 1997 to $11,114,000 in the same period of 1998. The reduction was in almost every category listed above as combined resources of all banks acquired were applied to achieve increased efficiencies, especially in salaries, benefits and professional services. Increased efficiencies are expected as data processing systems of SCB and SMB are combined and additional functions are consolidated.

    The efficiency ratio (operating expense before goodwill amortization divided by net interest income plus non interest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. Due to the efficiency improvements discussed above, the Company's efficiency ratio improved significantly from 65.1% in the first quarter of 1997 to 54.7% in the first quarter of 1998.

CREDIT QUALITY AND ANALYSIS

    The Company defines nonperforming assets to include (i) loans on which it has ceased to accrue interest ("Nonaccrual Loans") and, (ii) foreclosed real estate owned. "Impaired loans" are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category of "nonaccural loans," although the two categories overlap. "Nonaccrual loans" include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, the impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

    The following table shows the historical trends in nonperforming assets and comparative key credit statistics at the Company:

CREDIT QUALITY MEASURES
(Dollars in thousands)

                                                              QUARTER ENDED                              YEAR
                                      --------------------------------------------------------------    ENDED
                                         MAR 31,       DEC 31,     SEP 30,     JUN 30,     MAR 31,     DEC 31,
                                           1998          1997        1997        1997        1997        1996
                                      --------------  ----------  ----------  ----------  ----------  ----------
Loans past due 90 days and still
 accruing...........................  $     --        $       31  $    1,267  $      422  $      472  $      193
Nonaccrual loans and leases.........          11,713(1)      7,488      9,468     14,665      17,134      16,157
Other real estate owned.............           7,508(2)      6,261      8,354      7,680      10,966       7,082
                                      --------------  ----------  ----------  ----------  ----------  ----------
  Nonperforming assets..............          19,221      13,749      17,822      22,345      28,100      23,239

Impaired loans, gross...............          17,579      13,482      14,960      18,530      19,259      21,034
Allocated reserves..................             679         679         418       1,806       1,895       2,172
                                      --------------  ----------  ----------  ----------  ----------  ----------
  Net investment in impaired
    loans...........................          16,900      12,803      14,542      16,724      17,364      18,862

Charge-offs.........................             296         422       1,461       1,394         888       4,675
Recoveries..........................             580         481         551         349         121       1,123
                                      --------------  ----------  ----------  ----------  ----------  ----------
  Net charge-offs (recoveries)......            (284)        (59)        910       1,045         767       3,552

------------------------

(1) Includes approximately $2.2 million related to the January 27, 1998 SMB Acquisition.

(2) Includes approximately $3.3 million related to the January 27, 1998 SMB Acquisition.

ALLL...........................     24,985     15,894     15,160     15,345     15,715     15,757
Loans and leases, net of
 deferred fees and costs.......  1,253,887    880,734    874,283    849,141    816,907    818,592
Average loans and leases, net
 of deferred fees and costs....  1,128,806    868,466    854,323    828,362    811,963    613,676
ALLL to loans and leases.......      1.99%      1.80%      1.73%      1.81%      1.92%      1.92%
ALLL to nonaccrual loans and
 leases........................     213.3%     212.3%     160.1%     104.6%      91.7%      97.5%
ALLL to nonperforming assets...     130.0%     115.6%      85.1%      68.7%      55.9%      67.8%
Nonperforming assets to loans,
 leases and OREO...............      1.52%      1.55%      2.02%      2.61%      3.39%      2.81%
Annualized net charge-offs
 (recoveries) to average
Loans and leases...............     (0.10%)    (0.03%)     0.43%      0.50%      0.38%
Full year net charge-offs to
 average
  Loans and leases.............                 0.31%                                       0.58%

    The Company has established a monitoring system for its loans in order to identify impaired loans, potential problem loans and to permit periodic evaluation of impairment and the adequacy of the ALLL in a timely manner. The monitoring system and ALLL methodology have evolved over a period of years and loan classifications have been incorporated into the determination of the ALLL. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to the unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, risk levels of particular loan categories, internal loan review and oversight, and concentrations in the portfolio.

    On March 31, 1998, the Company had approximately $17,579,000 of loans, which were considered to be impaired, which increased from $13,482,000 at December 31, 1997. The increase was due in part to the addition of approximately $3,813,000 in impaired loans as a result of the SMB Acquisition. Specific reserves of approximately $679,000 were established for these impaired loans and leases in addition to reserves estimated in the quarterly ALLL review. Of these loans, approximately $11,700,000 are on nonaccrual status.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

    On a stand-alone basis, the Company's sources of liquidity include dividends from the Banks and outside borrowings. The amount of dividends that the Banks can pay to the Company is restricted by regulatory guidelines.

    The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities at the Banks. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

    Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits.

    To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in federal funds sold, certificates of deposits with other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and investment securities available for sale) as a percent of total deposits are 36.1% and 35.7% as of March 31, 1998 and December 31, 1997, respectively.

INCOME TAXES

    The Company's normal effective income tax rate is approximately 41.5%, representing a blend of the statutory Federal income tax rate of 34.0% and the California income tax rate of 10.84%. The Company's actual effective income tax rates were 48.5% and 45.0% for the three months ended March 31, 1998 and 1997, respectively. The actual effective tax rates are higher during the 1998 and 1997 periods largely as a result of nondeductible goodwill.

REGULATORY MATTERS

    The regulatory capital guidelines as well as the actual regulatory capital ratios for SCB, SMB and the Company on a consolidated basis, as of March 31, 1998, follow:

                                                  REGULATORY REQUIREMENTS
                                                ----------------------------         ACTUAL
                                                ADEQUATELY        WELL        --------------------
                                                CAPITALIZED    CAPITALIZED       SCB        SMB     CONSOLIDATED
                                                -----------  ---------------  ---------  ---------  ------------
                                                 (GREATER THAN OR EQUAL TO
                                                     STATED PERCENTAGE)
Detailed computations of
  Tier 1 leverage capital ratio...............       4.00%          5.00%         8.12%      7.79%        7.47%
  Tier 1 risk-based capital ratio.............       4.00%          6.00%         9.81%     10.15%        9.38%
  Total risk-based capital....................       8.00%         10.00%        11.06%     11.41%       10.63%

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  THE 1998 PRIVATE PLACEMENT

    In order to raise a portion of the capital necessary to fund the payment of the Cash Consideration paid in the SMB Acquisition, in November 1997 the Company entered into Standby Stock Purchase Agreements with the certain "accredited investors" within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the "Private Placement Investors"), pursuant to which the Private Placement Investors committed to purchase a minimum of approximately 1,982,000 shares of Company Common Stock and to standby to purchase up to approximately 2,311,500 additional shares of Company Common Stock if requested to do so by the Company (the "Private Placement Shares"). The purchase price of the Private Placement Shares was $28.00 per share. The Private Placement Investors agreed to pay the purchase price of the Private Placement Shares prior to the effective time of the SMB Acquisition. In this private placement, on January 27, 1998 the Company issued a total of 2,327,550 shares of Common Stock for $65,171,400 in the aggregate. The Private Placement Shares were exempt from registration under the Securities Act of 1933, as amended, (the "Securities Act") pursuant to Regulation D of the Securities Act; however, pursuant to the Standby Agreements, the Company agreed to file under the Securities Act a "shelf" Registration Statement providing for the registration of the Private Placement Shares no later than 120 days after the effective date of the SMB Acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its 1998 Annual Meeting of Shareholders on April 30, 1998 (the "1998 Annual Meeting"). There were 15,678,960 issued and outstanding shares of Company Common Stock on March 13, 1998, the Record Date for the 1998 Annual Meeting.

    At the 1998 Annual Meeting, the following actions were taken:

  ELECTION OF DIRECTORS

    At the 1998 Annual Meeting, nine directors of the Company were elected. The following chart indicates the number of shares cast for each elected director:

                                                                                       VOTES
DIRECTOR                                                                VOTES FOR    WITHHELD
---------------------------------------------------------------------  ------------  ---------
Aubrey L. Austin.....................................................    12,497,773     82,433
Rice E. Brown........................................................    12,475,877    104,329
John M. Eggemeyer....................................................    12,497,859     82,347
William C. Greenbeck.................................................    12,495,322     84,884
Robert L. McKay......................................................    12,497,792     82,414
Hugh S. Smith, Jr....................................................    12,497,453     82,753
Mark H. Stuenkel.....................................................    12,481,055     99,151
Matthew P. Wagner....................................................    12,495,155     85,051
Dale E. Walter.......................................................    12,497,792     82,414

  STOCK OPTION PLAN AMENDMENT

    The following chart indicated the results of the vote on the approval of the amendment and restatement of the Company's 1993 Stock Option Plan:

FOR.............................................................  11,754,431
AGAINST.........................................................    228,966
ABSTAIN.........................................................    462,722
BROKER NON VOTES................................................    134,087

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits:

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger, dated as of April 16, 1998, by and among Western Bancorp, Santa Monica
             Bank and Bank of Los Angeles (Exhibit 99.3 to Western Bancorp's Current Report on Form 8-K dated April
             30, 1997 incorporated herein by reference).

       3.1   Restated Articles of Incorporation of Western Bancorp (Exhibit 3.6 of Registration Statement No.
             333-26915 incorporated herein by reference)

       3.3   Restated Bylaws of Western Bancorp approved on October 10, 1997 (Exhibit 3.2 of Registration Statement
             No. 333-35271 incorporated herein by reference)

      10.1   Third Amendment to Revolving Credit Agreement, First Amendment to Pledge Agreement and Waiver, dated
             January 26, 1997. (Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1997 and incorporated herein by reference)

      10.2   Amended and Restated 1993 Stock Option Plan (Exhibit 10.1 of the Company's Proxy Materials for the 1998
             Annual Meeting of Shareholders filed on Schedule 14A and incorporated herein by reference)

      10.3   Employment Agreement, dated January 1, 1997, by and among Western Bank and Aubry L. Austin. (Exhibit
             10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)

      10.4   Western Bancorp Executive Severance Policy. (Exhibit 10.8 of the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1997 and incorporated herein by reference)

      11.1   Computation of Per Share Earnings (See Condensed Consolidated Statements of Income contained in Item 1 of this Quarterly Report on Form 10-Q)

      27.1   Financial Data Schedule

      27.2   Restated Financial Data Schedule

REPORTS ON FORM 8-K

    On February 11, 1998, the Company filed a current report on Form 8-K announcing 1997 financial results and the consummation of the SMB Acquisition.

    On April 9, 1998, the Company filed a Current Report on Form 8-K/A which included the financial statements reflecting the effect of the SMB Acquisition.

    On May 1, 1998, the Company filed a Current Report on Form 8-K announcing the signing of a definitive agreement to acquire Bank of Los Angeles.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WESTERN BANCORP

Date: May 13, 1998
                                          /s/ ARNOLD C. HAHN
                 ---------------------------------------------------------------
                                          Arnold C. Hahn,
                                          Executive Vice President and
                                          Chief Financial Officer

Date: May 13, 1998
                                          /s/ JULIUS G. CHRISTENSEN
          ----------------------------------------------------------------------
                                          Julius G. Christensen,
                                          Executive Vice President,
                                          General Counsel and Secretary