Form 10-Q
period 1998-06-30
WESTERN BANCORP
filed 1998-08-14
CIK 721670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                  Registrant's telephone number (949) 863-2444

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1998: 15,708,086 shares of common stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----

PART I-FINANCIAL INFORMATION
              Item 1.    Financial Statements (unaudited)
                         Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997...           3
                         Condensed Consolidated Statements of Income for three month and six month periods
                         ended June 30, 1998 and 1997......................................................           4
                         Condensed Consolidated Statements of Cash Flows for the six month periods ended
                         June 30, 1998 and 1997............................................................           5
                         Notes to Condensed Consolidated Financial Statements June 30, 1998................           7
              Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                         Operations........................................................................          12
              Item 3.    Quantitative and Qualitative Disclosure About Market Risk.........................          22

PART II-OTHER INFORMATION
              Item 1.    Legal Proceedings.................................................................          23
              Item 2.    Change in Securities..............................................................          23
              Item 3.    Default Upon Senior Securities....................................................          23
              Item 4.    Submission of Matters to a Vote of Security Holders...............................          23
              Item 5.    Other Information.................................................................          23
              Item 6.    Exhibits and Reports on Form 8-K..................................................          24

SIGNATURES.................................................................................................          25

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                         1998 (A)        1997
                                                                                       ------------  ------------
                                                                                       (IN THOUSANDS, EXCEPT PER
                                                                                              SHARE DATA)
ASSETS:
Cash and due from banks..............................................................  $    155,940   $   97,456
Federal funds sold...................................................................       177,329      138,702
                                                                                       ------------  ------------
  Total cash and cash equivalents....................................................       333,269      236,158
SECURITIES:
FRB and FHLB stock...................................................................         5,759        5,610
Securities available for sale (amortized cost of $218,233 and $202,064)..............       218,376      201,904
                                                                                       ------------  ------------
  Total securities...................................................................       224,135      207,514
Net loans and leases.................................................................     1,249,930      864,840
Premises and equipment...............................................................        32,034       13,685
Other real estate owned..............................................................         4,946        6,261
Goodwill.............................................................................       145,525       30,430
Other assets.........................................................................        26,910       24,622
                                                                                       ------------  ------------
  Total assets.......................................................................  $  2,016,749   $1,383,510
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Non-interest bearing deposits........................................................  $    637,837   $  457,503
Interest bearing deposits............................................................     1,059,515      769,290
                                                                                       ------------  ------------
  Total deposits.....................................................................     1,697,352    1,226,793
Borrowed funds.......................................................................        15,756       12,751
Accrued interest payable and other liabilities.......................................        14,495       14,311
                                                                                       ------------  ------------
  Total liabilities..................................................................     1,727,603    1,253,855

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued..............       --            --
Common stock, no par value, 100,000,000 shares authorized 15,703,829 and 10,648,317
 shares issued and outstanding.......................................................       263,257      112,947
Retained earnings....................................................................        25,819       16,802
Accumulated other comprehensive income--unrealized net gains (losses) on securities
 available for sale, net of tax......................................................            70          (94)
                                                                                       ------------  ------------
  Total shareholders' equity.........................................................       289,146      129,655
                                                                                       ------------  ------------
    Total liabilities and shareholders' equity.......................................  $  2,016,749   $1,383,510
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Number of common shares outstanding..................................................      15,703.8     10,648.3
Common shareholders' equity per share................................................  $      18.41   $    12.18
Tangible common shareholders' equity per share.......................................  $       9.15   $     9.32

------------------------

(a) Reflects the acquisition of Santa Monica Bank consummated on January 27,
    1998.

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            SIX MONTHS ENDED
                                                JUNE 30          THREE MONTHS ENDED
                                          --------------------        JUNE 30
                                          1998 (A)   1997 (A)   1998 (A)   1997 (A)
                                          ---------  ---------  ---------  ---------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans and
    leases..............................  $  56,671  $  38,605  $  29,916  $  19,560
  Interest on investment securities.....      6,966      8,500      3,256      4,192
  Interest on federal funds sold........      5,285      1,653      2,983      1,041
                                          ---------  ---------  ---------  ---------
    Total interest income...............     68,922     48,758     36,155     24,793
INTEREST EXPENSE:
  Interest expense on deposits..........     17,762     13,736      9,097      7,060
  Interest expense on borrowed funds....        556        594        339        255
                                          ---------  ---------  ---------  ---------
    Total interest expense..............     18,318     14,330      9,436      7,315
                                          ---------  ---------  ---------  ---------
Net interest income:....................     50,604     34,428     26,719     17,478
  Less: provision for loan and lease
    losses..............................        300      1,400        150        675
                                          ---------  ---------  ---------  ---------
Net interest income after provision for
 loan and lease losses..................     50,304     33,028     26,569     16,803
NON INTEREST INCOME:
  Service charges and fees on deposit
    accounts............................      3,786      2,779      1,877      1,396
  Trust fees............................      1,615          -        978          -
  Escrow fees...........................        531        337        273        182
  Other fees and charges................      1,318        722        875        218
  Gain on sale of loans and other
    assets..............................          -         78          -          -
  Securities gains......................        155        342         42        235
  Other income..........................        453        770        200        488
                                          ---------  ---------  ---------  ---------
    Total non interest income...........      7,858      5,028      4,245      2,519
NON INTEREST EXPENSE:
  Salaries and benefits.................     17,725     12,715      9,183      6,055
  Occupancy, furniture and equipment....      5,328      3,889      2,981      1,973
  Advertising and business
    development.........................        566        596        290        226
  Other real estate owned...............       (205)        69       (394)        23
  Professional services.................      1,657      1,753        819        689
  Telephone, stationery and supplies....      1,437      1,420        701        708
  Goodwill amortization.................      4,561      1,270      2,610        634
  Data processing.......................      1,126        791        568        403
  Customer services cost................        842        559        521        428
  Merger costs..........................          -      3,470          -      3,404
  Other.................................      2,476      3,268      1,253      1,930
                                          ---------  ---------  ---------  ---------
    Total non interest expense..........     35,513     29,800     18,532     16,473
                                          ---------  ---------  ---------  ---------
  Income before income taxes............     22,649      8,256     12,282      2,849
  Income taxes..........................     11,142      4,811      6,110      2,380
                                          ---------  ---------  ---------  ---------
    Net income..........................  $  11,507  $   3,445  $   6,172  $     469
                                          ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------
  Weighted average common shares
    outstanding:
    Basic...............................   14,821.5   10,492.5   15,695.0   10,497.9
    Diluted.............................   15,040.0   10,778.3   15,931.2   10,798.7
  Net income per share:
    Basic...............................  $    0.78  $    0.33  $    0.39  $    0.04
    Diluted.............................  $    0.77  $    0.32  $    0.39  $    0.04

------------------------

(a) Santa Monica Bank was acquired on January 27, 1998. Accordingly, Santa Monica Bank's operating results are not included in the amounts for the 1997 periods and are included only since February of the 1998 periods.

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED JUNE
                                                                                                     30,
                                                                                           -----------------------
                                                                                              1998         1997
                                                                                           -----------  ----------
                                                                                               (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income...............................................................................  $    11,507  $    3,445
Adjustments to reconcile net income to net cash provided by operations:
  (Gain) on sale of securities available for sale........................................         (155)       (342)
  (Gain) on sale of premises and equipment...............................................          (10)     --
  (Gain) on sale of other real estate owned..............................................         (357)         (4)
  Provision for loan and lease losses....................................................          300       1,400
  Goodwill amortization..................................................................        4,561       1,270
  Depreciation...........................................................................        1,406       1,140
  (Gain) on sale of loans................................................................      --              (78)
  Amortization of (discounts) premiums on investment securities..........................         (614)         (1)
  (Decrease) in unearned lease income....................................................         (131)        (51)
  Net increase (decrease) in accrued interest payable and other liabilities..............       (3,583)     (1,291)
  Net (increase) decrease in other assets................................................        1,850       2,898
                                                                                           -----------  ----------
    Net cash provided by operating activities............................................       14,774       8,386

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available for sale...........................       20,208       8,414
Principal payments received on investment securities available for sale..................      181,552     117,446
Principal payments received on investment securities held to maturity....................      --              439
Purchase of investment securities available for sale.....................................     (127,922)    (77,164)
Purchase of FRB or FHLB stock............................................................         (149)        (58)
Proceeds from sale of premises and equipment.............................................          327           4
(Increase) decrease in net loans and leases..............................................        1,498     (33,966)
Recoveries of loans and investment in leases.............................................          852         469
Additions to premises and equipment......................................................       (3,744)        (82)
Reductions (increases) to other real estate owned........................................        4,990        (480)
Change in assets and liabilities due to the acquisition of Santa Monica Bank:
  Increase in investments available for sale.............................................      (89,238)     --
  Increase in loans......................................................................     (387,609)     --
  Increase in other real estate owned....................................................       (3,318)     --
  Increase in other assets...............................................................       (4,277)     --
  Increase in premises and equipment.....................................................      (16,328)     --
  Increase in deposits...................................................................      584,095      --
  Increase in borrowed funds.............................................................        1,960      --
  Increase in other liabilities..........................................................        5,988      --
  Goodwill...............................................................................     (119,656)     --
                                                                                           -----------  ----------
    Net cash provided by investing activities............................................       49,229      15,022

                                                                                            SIX MONTHS ENDED JUNE
                                                                                                     30,
                                                                                           -----------------------
                                                                                              1998         1997
                                                                                           -----------  ----------
                                                                                               (IN THOUSANDS)
CASH FLOW FROM FINANCING ACTIVITIES:
Cash received from exercise of options...................................................          249         367
Proceeds from issuance of common stock...................................................      150,071      --
Common stock repurchased and retired.....................................................          (11)       (507)
Dividends paid...........................................................................       (4,710)       (749)
Net (decrease) increase in deposits......................................................     (113,536)     30,700
Additional (repayment of) borrowings.....................................................        1,045      (3,339)
                                                                                           -----------  ----------
    Net cash provided by financing activities............................................       33,108      26,472
                                                                                           -----------  ----------
Net increase in cash and cash equivalents................................................       97,111      49,880
Cash and cash equivalents at the beginning of the period.................................      236,158     118,719
                                                                                           -----------  ----------
Cash and cash equivalents at the end of the period.......................................  $   333,269  $  168,599
                                                                                           -----------  ----------
                                                                                           -----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Dividends declared in prior period and paid in current period............................        2,221      --
Property acquired through foreclosure....................................................      --            7,147
Loans to facilitate the sale of OREO.....................................................          256       1,139
Increase (decrease) in unrealized gain on securities available for sale, net of tax......          164          39
Cash paid for interest...................................................................       17,868      14,282
Cash paid for taxes......................................................................            7       1,237

ACQUISITION OF SMB:
  Fair value of assets acquired..........................................................      794,782      --
  Common stock issued to shareholders of SMB.............................................      (84,900)     --
  Cash paid..............................................................................     (117,839)     --
                                                                                           -----------  ----------
    Liabilities assumed..................................................................  $   592,043      --
                                                                                           -----------  ----------

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

NOTE 1--BASIS OF PRESENTATION

    Western Bancorp (the "Company") is the holding company for Southern California Bank ("SCB"), Santa Monica Bank ("SMB" and together with SCB, the "Banks") and Venture Partners, Inc. The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 1997 to conform to the 1998 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

    The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan and lease losses, the carrying value of other real estate owned, and the deferred tax asset.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997 and the financial statements and notes thereto included in SMB's Annual Report for the year ended December 31, 1997 which was included as an exhibit to a Current Report on Form 8-K/A filed by the Company on April 9, 1998. As described more fully below, SMB was acquired by the Company on January 27, 1998.

NOTE 2--COMPLETED ACQUISITIONS

    On January 27, 1998, the Company acquired SMB through the merger of SMB with and into Western Bank, a banking subsidiary of the Company (the "SMB Acquisition"). As part of the SMB Acquisition, the name of Western Bank was changed to "Santa Monica Bank." Upon the SMB Acquisition becoming effective, each share of common stock, $3.00 par value, of Santa Monica Bank (the "SMB Common Stock") issued and outstanding at the time was converted into the right to receive either (i) $28.00 in cash (the "Cash Consideration") or (ii) 0.875 shares of Common Stock of the Company (the "Stock Consideration"). Of the 7,084,244 shares of SMB Common Stock outstanding at the time of the SMB Acquisition, approximately 57.3 percent elected to receive the Cash Consideration, resulting in a payment of $113,722,700 in the aggregate, and approximately 42.7 percent received the Stock Consideration resulting in the issuance of approximately 2,653,000 shares of common stock, no par value, of the Company. In order to fund a part of the Cash Consideration payments, the Company issued an additional 2,327,550 shares of Company Common Stock to certain private investors for $65,171,400 in the aggregate. Accordingly, in the aggregate, approximately 4,980,550 shares of Company Common Stock were issued in connection with the SMB Acquisition. The total value of the consideration paid in the SMB Acquisition was approximately $198.4 million in Company Common Stock and cash.

                                 JUNE 30, 1998

NOTE 3--PENDING ACQUISITIONS

    On April 17, 1998 the Company announced it signed a definitive agreement to acquire (the "BKLA Acquisition") the Bank of Los Angeles ("BKLA"). Shareholders of BKLA will receive 0.4224 shares of Company Common Stock for each share of common stock, no par value, of BKLA ("BKLA Common Stock"). The BKLA Acquisition will use the pooling-of-interests method of accounting and is expected to close either late in the third quarter of 1998 or in the fourth quarter of 1998.

    On July 24, 1998, Western executed an Agreement and Plan on Merger (the "Peninsula Merger Agreement") with Portola Merger Sub ("Merger Sub") and Peninsula Bank of San Diego ("Peninsula") pursuant to which Western will acquire Peninsula through the merger of Merger Sub with and into Peninsula (the "Peninsula Acquisition"). The Peninsula Merger Agreement provides for the holders of common stock, no par value, of Peninsula ("Peninsula Common Stock") to receive shares of Western Common Stock based on a purchase price of $45.75 (after giving effect to the 5% stock dividend on Peninsula Common Stock declared by the Board of Directors of Peninsula on June 23, 1998 and payable on July 24,
1998) using a floating exchange ratio for Western Common Stock within a price range of $38.813 to $47.438 per share. The Peninsula Merger Agreement is subject to several conditions, including approval of the holders of Peninsula Common Stock which is intended to be sought in the fourth quarter of 1998 and certain regulatory approval. The Peninsula Acquisition will use the pooling-of-interests method of accounting and is expected to close at the end of 1998 or early 1999.

NOTE 4--UNAUDITED SUMMARY PRO FORMA DATA

    The following tables show unaudited summary pro forma balance sheet and income statement information for the SMB Acquisition consummated on January 27, 1998 and for the pending BKLA Acquisition and Peninsula Acquisition. Purchase accounting is used for the pro forma information presented for the SMB Acquisition, and pooling-of-interests accounting is used for the pro forma information presented for the BKLA Acquisition and the Peninsula Acquisition. SMB is already included in the balance sheet as of June 30, 1998. The pro forma income statement information for the six month periods ended June 30, 1998 and June 30, 1997 includes operating results of SMB as if the SMB Acquisition was consummated at the beginning of those periods. Results for the Company for the six month period ended June 30, 1998 already include the results of SMB for the months of February through June. January results for SMB and an additional month of amortization of purchase accounting entries are included in the pro forma results for the six months ended June 30, 1998 shown below. The balance sheet and income statement adjustments shown below are based on management's estimates, for pro forma presentation, of costs and, in the case of the SMB Acquisition, the fair value adjustments associated with these transactions. The Company's cost estimates are forward-looking. Readers are cautioned that the type and amount of actual costs incurred could vary materially from these estimates if future developments differ from the underlying assumptions used by management in determining the current estimate of these costs.

    The unaudited summary pro forma balance sheet information is not necessarily indicative of the actual financial position that would have existed had the BKLA Acquisition or the Peninsula Acquisition been consummated on June 30, 1998 or December 31, 1997, or that may exist in the future. The unaudited summary pro forma income statement information is not necessarily indicative of the results that would have occurred had either the SMB Acquisition, the BKLA Acquisition or the Peninsula Acquisition been consummated on the dates indicated or that may be achieved in the future. Assuming the consummations of the BKLA Acquisition and the Peninsula Acquisition, the actual financial position and results of

                                 JUNE 30, 1998

NOTE 4--UNAUDITED SUMMARY PRO FORMA DATA (CONTINUED) operations will differ, perhaps significantly, from the pro forma amounts reflected herein because of a variety of factors, including changes in value and changes in operating results between the dates of the pro forma financial data and the date on which the BKLA Acquisition and the Peninsula Acquisition take place.

UNAUDITED SUMMARY PRO FORMA BALANCE SHEET INFORMATION

                                                         AS OF JUNE 30, 1998
                        -------------------------------------------------------------------------------------
                                                              PRO FORMA                            PRO FORMA
                        THE COMPANY    BKLA     ADJUSTMENTS   COMBINED    PENINSULA  ADJUSTMENTS   COMBINED
                        -----------  ---------  -----------  -----------  ---------  -----------  -----------
                                                           (IN THOUSANDS)
Total assets..........  $ 2,016,749  $ 289,768   $   1,680   $ 2,308,197  $ 428,272   $   2,400   $ 2,738,869
Securities............      224,135     88,679                   312,814    111,618                   424,432
Loans and leases,
 net..................    1,249,930    150,962                 1,400,892    240,785                 1,641,677
Goodwill..............      145,525      5,504                   151,029     --                       151,029
Deposits..............    1,697,352    242,552                 1,939,904    397,055                 2,336,959
Shareholders' equity..      289,146     33,551      (5,400)      317,297     27,258      (6,115)      338,440


                                                       AS OF DECEMBER 31, 1997
                        -------------------------------------------------------------------------------------
                                                              PRO FORMA                            PRO FORMA
                        THE COMPANY    BKLA     ADJUSTMENTS   COMBINED    PENINSULA  ADJUSTMENTS   COMBINED
                        -----------  ---------  -----------  -----------  ---------  -----------  -----------
                                                           (IN THOUSANDS)
Total assets            $ 1,383,510  $ 272,033   $   1,680   $ 1,657,223  $ 418,245   $   2,400   $ 2,077,868
Securities............      207,514     60,433                   267,947    125,041                   392,988
Loans and leases,
 net..................      864,840    139,814                 1,004,654    232,198                 1,236,852
Goodwill..............       30,430      5,939                    36,369     --                        36,369
Deposits..............    1,226,793    238,012                 1,464,805    389,232                 1,854,037
Shareholders' equity..      129,655     31,054      (5,400)      155,309     25,356      (6,115)      174,550

                                 JUNE 30, 1998

NOTE 4--UNAUDITED SUMMARY PRO FORMA DATA (CONTINUED)
UNAUDITED SUMMARY PRO FORMA INCOME STATEMENT INFORMATION

                                                            FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                    ---------------------------------------------------------------------------------------
                                                                SMB          SMB       PRO FORMA                 PRO FORMA
                                    THE COMPANY    BKLA      (JANUARY)   ADJUSTMENTS   COMBINED     PENINSULA    COMBINED
                                    -----------  ---------  -----------  -----------  -----------  -----------  -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net interest income...............   $  50,604   $   7,497   $   2,970         (235)   $  60,836    $  10,196    $  71,032
Provision for loan and lease
 losses...........................         300      --              80       --              380          139          519
Non interest income...............       7,858       1,030         614       --            9,502        2,467       11,969
Non interest expense..............      35,513       5,274       2,350          677       43,814        8,958       52,772
Net income........................      11,507       2,037         691         (810)      13,425        2,229       15,654
Basic net income per share........   $    0.78   $    0.43   $    0.10       --        $    0.76    $    0.90    $    0.77
Diluted net income per share......   $    0.77   $    0.38   $    0.10       --        $    0.74    $    0.90    $    0.75
Weighted average shares
 outstanding:
  Basic...........................      14,822       4,777       7,084                    17,668        2,487       20,307
  Diluted.........................      15,040       5,369       7,084                    18,137        2,487       20,775

                                                            FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                     -------------------------------------------------------------------------------------
                                                                            SMB       PRO FORMA                 PRO FORMA
                                     THE COMPANY    BKLA        SMB     ADJUSTMENTS   COMBINED     PENINSULA    COMBINED
                                     -----------  ---------  ---------  -----------  -----------  -----------  -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net interest income................   $  34,428   $   4,905  $  16,820      (1,408)   $  54,745    $   8,707    $  63,452
Provision for loan and lease
 losses............................       1,400         410     --          --            1,810          325        2,135
Non interest income................       5,028         629      3,534      --            9,191        2,059       11,250
Non interest expense...............      29,800       4,089     11,686       4,060       49,635        7,724       57,359
Net income.........................       3,445       1,035      5,664      (4,854)       5,290        1,673        6,963
Basic net income per share.........   $    0.33   $    0.36  $    0.80      --        $    0.32    $    0.67    $    0.36
Diluted net income per share.......   $    0.32   $    0.32  $    0.80      --        $    0.31    $    0.67    $    0.35
Weighted average shares
 outstanding:
  Basic............................      10,493       2,879      7,084      --           16,682        2,487       19,321
  Diluted..........................      10,778       3,277      7,084      --           17,136        2,487       19,775

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

                                                                          SIX MONTHS ENDED     THREE MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Net income............................................................  $  11,507  $   3,445  $   6,172  $     469
Other comprehensive income (loss), net of related income taxes:
  Unrealized gains (losses) on securities:
  Unrealized holding gains arising during the period..................        239        193        138      1,086
  Less reclassification of realized gains included in income..........        (75)      (154)    --           (105)
                                                                        ---------  ---------  ---------  ---------
                                                                              164         39        138        981
                                                                        ---------  ---------  ---------  ---------
Comprehensive income..................................................  $  11,671  $   3,484  $   6,310  $   1,450
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

NOTE 6--NET INCOME PER SHARE

    The following is a summary of the calculation of basic and diluted net income per share for the three and six month periods ended June 30, 1998 and 1997 in thousands, except per share amounts:

                                                                   SIX MONTHS ENDED       THREE MONTHS ENDED
                                                                       JUNE 30,                JUNE 30,
                                                                ----------------------  ----------------------
                                                                   1998        1997        1998        1997
                                                                ----------  ----------  ----------  ----------
Net income....................................................  $   11,507  $    3,445  $    6,172  $      469
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Weighted average shares outstanding...........................    14,821.5    10,492.5    15,695.0    10,497.9
Basic net income per share....................................  $     0.78  $     0.33  $     0.39  $     0.04
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Weighted average shares outstanding...........................    14,821.5    10,492.5    15,695.0    10,497.9
Effect of dilutive stock options and warrants.................       218.5       285.8       236.2       300.8
                                                                ----------  ----------  ----------  ----------
Diluted shares outstanding....................................    15,040.0    10,778.3    15,931.2    10,798.7
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Diluted net income per share..................................  $     0.77  $     0.32  $     0.39  $     0.04
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following tables and data set forth certain statistical information relating to the Company as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and June 30, 1997. This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements as of June 30, 1998 and December 31, 1997 and for the three and six month periods ended June 30, 1998 and June 30, 1997.

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

    Adjusting for the increases related to the SMB Acquisition, since December 31, 1997 the Company's total assets have declined by approximately $162 million. The major components of this decline in assets are a decrease in federal funds sold of approximately $81 million and a decrease of approximately $73 million in securities available for sale. The reduction in securities resulted from sales of approximately $20 million of securities and maturities and principal payments of approximately $182 million offset partially by purchases of approximately $130 million. The reduction in federal funds sold occurred as a result of the decrease in deposits discussed below.

    Adjusting for the increases related to the SMB Acquisition, since December 31, 1997 the Company's total deposits have declined by approximately $114 million. Of this decline, approximately $108 million was in interest bearing deposits. This decline results primarily from the decision by management of the Company to close some branches and to lower the rate paid on certain of its higher cost deposits.

RESULTS OF OPERATIONS

    Consolidated net income for the quarter ended June 30, 1998 was $6,172,000 or $0.39 per diluted share. This compares with earnings of $469,000, or $0.04 per diluted share, for the quarter ended June 30, 1997. On an operating basis, before the amortization of goodwill, net income for the three month periods would have been $8,782,000 and $4,112,000 in 1998 and 1997, respectively, or $0.55 and $0.38 per diluted share, respectively, a growth of approximately 45%. Diluted operating net income per share grew approximately 6% from $0.52 per diluted share in the first quarter of 1998. Operating results for the 1998 period include those of Santa Monica Bank, since the date of acquisition on January 27, 1998.

    Consolidated net income for the six months ended June 30, 1998 was $11,507,000, or $0.77 per diluted share. This compares with earnings of $3,445,000, or $0.32 per diluted share, for the six months ended June 30, 1997. On an operating basis, before the amortization of goodwill and before the after-tax gain on sale of loans, net income for the six month periods would have been $16,068,000 and $7,744,000 in 1998 and 1997, respectively, or $1.07 and $0.72 per diluted share, respectively, a growth of approximately 49%. Operating results for the 1998 period include those of Santa Monica Bank, since the date of acquisition on January 27, 1998.

    The Company's operating return on tangible assets improved from 1.15% in the first quarter of 1997 to 1.46% in the fourth quarter of 1997 to 1.71% in the first quarter of 1998 to 1.87% in the second quarter of 1998. This improvement comes from improving credit quality, a higher net interest margin and improvements in efficiency.

                                                                SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                    JUNE 30                     JUNE 30
                                                           --------------------------  --------------------------
                                                               1998          1997          1998          1997
                                                           ------------  ------------  ------------  ------------
PER SHARE INFORMATION:
  Number of shares (weighted average, in thousands)......      14,821.5      10,492.5      15,695.0      10,497.9
  Diluted shares (weighted average, in thousands)........      15,040.0      10,778.3      15,931.2      10,798.7
  Basic income per share.................................  $       0.78  $       0.33  $       0.39  $       0.04
  Diluted income per share...............................  $       0.77  $       0.32  $       0.39  $       0.04
  Before merger costs and goodwill amortization:
    Basic income per share...............................  $       1.08  $       0.74  $       0.56  $       0.39
    Diluted income per share.............................  $       1.07  $       0.72  $       0.55  $       0.38
PROFITABILITY MEASURES:
  Return on average assets...............................          1.20%         0.52%         1.22%         0.14%
  Return on average equity...............................           9.0%          5.3%          8.6%          1.4%
  Before merger costs and goodwill amortization
  Return on average tangible assets......................          1.79%         1.20%         1.87%         1.25%
  Return on average equity...............................          12.5%         11.8%         12.2%         12.4%
  Efficiency ratio.......................................          52.9%         63.6%         51.4%         62.2%
ADJUSTMENTS TO NET INCOME (IN THOUSANDS):
  Net income.............................................  $     11,507  $      3,445  $      6,172  $        469
  Merger costs...........................................       --              3,470       --              3,404
    Tax benefits.........................................       --                395       --                395
                                                           ------------  ------------  ------------  ------------
  After tax merger costs.................................       --              3,075       --              3,009
  Goodwill amortization..................................         4,561         1,270         2,610           634
  Gain on sale of loans available for sale - after tax...       --               (46)       --            --
                                                           ------------  ------------  ------------  ------------
    Adjusted net income..................................  $     16,068  $      7,744  $      8,782  $      4,112
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
ADJUSTMENTS TO REVENUES (IN THOUSANDS):
  Net interest income....................................  $     50,604  $     34,428  $     26,719  $     17,478
  Non interest income....................................         7,858         5,028         4,245         2,519
                                                           ------------  ------------  ------------  ------------
    Revenue before adjustments...........................        58,462        39,456        30,964        19,997
  Gain on sale of loans..................................       --               (78)       --            --
                                                           ------------  ------------  ------------  ------------
    Adjusted revenues....................................  $     58,462  $     39,378  $     30,964  $     19,997
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
ADJUSTMENTS TO EXPENSES (IN THOUSANDS):
  Non interest expense...................................  $     35,513  $     29,800  $     18,532  $     16,473
  Merger costs...........................................       --            (3,470)       --            (3,404)
  Goodwill amortization..................................       (4,561)       (1,270)       (2,610)         (634)
                                                           ------------  ------------  ------------  ------------
    Adjusted expenses....................................  $     30,952  $     25,060  $     15,922  $     12,435
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

    Operating profits for the Company are dependent on loan growth, controlling costs and continual efforts to prevent any unexpected loan and lease losses that would require additions to the allowance for loan and lease losses ("ALLL"). The demand for loans has increased in the Company's primary market areas, and the Company plans to take advantage of this increased demand, while maintaining its credit quality standards. However, the competition for loans has also increased with some lenders willing to lend on terms that management of the Company is unwilling to match due to its credit philosophy. As a result of such increased competition and this credit philosophy and the SMB Acquisition loans have remained relatively flat since December 31, 1997. As a result of a decline in deposits, the Company's loan-to-deposit ratio has increased from 71.8% as of December 31, 1997 to 75.1% as of June 30, 1998.

NET INTEREST INCOME

    Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three and six months ended June 30, 1998 and June 30, 1997, respectively. Nonaccrual loans are included in the average earning assets amounts.

                                                                SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                    JUNE 30                     JUNE 30
                                                           --------------------------  --------------------------
                                                               1998          1997          1998          1997
                                                           ------------  ------------  ------------  ------------
AVERAGE BALANCE SHEETS
 (In thousands)
AVERAGE ASSETS
Loans and leases, net of deferred fees and costs.........  $  1,197,284  $    819,900  $  1,265,009  $    827,750
Investments..............................................       247,834       294,596       231,531       289,026
Federal funds sold.......................................       193,842        60,521       219,319        73,388
                                                           ------------  ------------  ------------  ------------
    Average Earning Assets...............................     1,638,960     1,175,017     1,715,859     1,190,164
Goodwill.................................................       127,256        32,304       146,359        31,967
Other assets.............................................       166,633       124,801       171,303       125,088
                                                           ------------  ------------  ------------  ------------
    Average Total Assets.................................  $  1,932,849  $  1,332,122  $  2,033,521  $  1,347,219
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY
Non interest bearing deposits............................  $    585,378  $    398,573  $    620,236  $    406,903
Interest bearing deposits................................     1,053,197       774,642     1,089,602       781,725
                                                           ------------  ------------  ------------  ------------
    Average Deposits.....................................     1,638,575     1,173,215     1,709,838     1,188,628
Other interest bearing liabilities.......................        16,354        16,128        17,951        14,510
Other liabilities........................................        19,296        10,855        17,488        11,362
                                                           ------------  ------------  ------------  ------------
    Average Liabilities..................................     1,674,225     1,200,198     1,745,277     1,214,500
Shareholders' equity.....................................       258,624       131,924       288,244       132,719
                                                           ------------  ------------  ------------  ------------
Average Liabilities and Shareholders' Equity.............  $  1,932,849  $  1,332,122  $  2,033,521  $  1,347,219
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                                                                       SIX MONTHS ENDED     THREE MONTHS ENDED
                                                                           JUNE 30               JUNE 30
                                                                     --------------------  --------------------
                                                                       1998       1997       1998       1997
                                                                     ---------  ---------  ---------  ---------
YIELD ANALYSIS
  (Dollars in millions)
Average earning assets.............................................  $ 1,639.0  $ 1,175.0  $ 1,715.9  $ 1,190.2
    Yield..........................................................       8.48%      8.37%      8.45%      8.36%

Average interest bearing deposits..................................  $ 1,053.2  $   774.6  $ 1,089.6  $   781.7
    Cost...........................................................       3.40%      3.58%      3.35%      3.62%

Average deposits...................................................  $ 1,638.6  $ 1,173.2  $ 1,709.8  $ 1,188.6
    Cost...........................................................       2.19%      2.36%      2.13%      2.38%

Average interest bearing liabilities...............................  $ 1,069.6  $   790.8  $ 1,107.6  $   796.2
    Cost...........................................................       3.45%      3.65%      3.42%      3.68%
Interest spread....................................................       5.03%      4.72%      5.03%      4.68%
Net interest margin................................................       6.23%      5.91%      6.25%      5.89%

    Interest income increased by approximately $11.4 million from $24.8 million for the second quarter of 1997 to $36.2 million for the same period of 1998. The increase was due mostly to the SMB Acquisition which was consummated on January 27, 1998.

    The following table shows the average earning assets and interest income for the second quarter of 1998 and 1997 and the amount of increase attributable to SMB since the SMB Acquisition (dollars in thousands):

                                                           CONSOLIDATED  IMPACT OF   CONSOLIDATED   NET DECREASE
                                                               1998       SMB 1998       1997        BEFORE SMB
                                                           ------------  ----------  ------------  --------------
Average earning assets...................................   $1,715,859   $  579,531   $1,190,164     $  (53,836)
Interest income..........................................       36,155       12,019       24,793           (657)
    Yield................................................         8.45%        8.32%        8.36%

    The following table shows the average earning assets and interest income for the first six months of 1998 and 1997 and the amount of increase attributable to SMB since the SMB Acquisition (dollars in thousands):

                                                                                                    NET INCREASE
                                                           CONSOLIDATED  IMPACT OF   CONSOLIDATED    (DECREASE)
                                                               1998       SMB 1998       1997        BEFORE SMB
                                                           ------------  ----------  ------------  --------------
Average earning assets...................................   $1,638,960   $  481,622   $1,175,017     $  (17,679)
Interest income..........................................       68,922       19,881       48,758            283
    Yield................................................         8.48%        8.32%        8.37%        --

    Without the increase due to the SMB Acquisition, average earning assets declined by approximately $53.8 million and $17.7 million for the three and six months ended June 30, 1998, respectively, compared to the same periods of 1997. Without the increase due to the SMB Acquisition, interest income declined by $657,000 and increased by $283,000 for the three and six months ended June 30, 1998, respectively, compared to the same periods of 1997. The relatively low decline in interest income in the second quarter and the increase in interest income for the six months ending June 30, 1998 in relation to the decline in average earning assets was largely attributable to the decline in nonaccrual loans and payments on loans with lower yields. The nonaccrual loans, excluding SMB's nonaccrual loans of $3.1 million as of June 30, 1998, amounted to $10.6 million as of June 30, 1998 compared to $14.7 million as of June 30, 1997.

    Interest expense increased approximately by $2.1 million from $7.3 million for the second quarter of 1997 to $9.4 million for the same period of 1998. The increase was mostly due to the SMB Acquisition which was consummated on January 27, 1998.

    The following table shows the average interest bearing liabilities and interest expense for the second quarter of 1998 and 1997 and the amount of increase attributable to SMB (dollars in thousands):

                                                           CONSOLIDATED  IMPACT OF   CONSOLIDATED   NET DECREASE
                                                               1998       SMB 1998       1997        BEFORE SMB
                                                           ------------  ----------  ------------  --------------
Average interest bearing liabilities.....................   $1,107,553   $  401,468   $  796,235     $  (90,150)
Interest expense.........................................        9,436        3,279        7,315         (1,158)
    Cost.................................................         3.42%        3.28%        3.68%

    The following table shows the average interest bearing liabilities and interest expense for the first six months of 1998 and 1997 and the amount of increase attributable to SMB (dollars in thousands):

                                                           CONSOLIDATED  IMPACT OF   CONSOLIDATED   NET DECREASE
                                                               1998       SMB 1998       1997        BEFORE SMB
                                                           ------------  ----------  ------------  --------------
Average interest bearing liabilities.....................   $1,069,551   $  335,770   $  790,770     $  (56,989)
Interest expense.........................................       18,318        5,535       14,330         (1,547)
    Cost.................................................         3.45%        3.32%        3.65%

    Without the increase due to the SMB Acquisition, average interest bearing liabilities declined by approximately $90.2 million and $57.0 million for the three and six months ending June 30, 1998 compared to the same periods of 1997. Without the increase due to the SMB Acquisition interest expense declined by approximately $1.2 million and $1.5 million for the three and six months ending June 30, 1998 compared to the same periods of 1997. The decline in interest bearing deposits and the cost of the deposits for the three and six month periods was largely related to the downward pricing and subsequent reduction of higher cost time deposits.

ALLOWANCE FOR LOAN AND LEASE LOSSES

    During the three months ended June 30, 1998, approximately $727,000 of loans were charged to the Company's ALLL, and approximately $273,000 of loans were recovered resulting in net charge-offs for the period of approximately $454,000. For the six months ended June 30, 1998, approximately $1,023,000 of loans were charged to the Company's ALLL, and approximately $853,000 of loans were recovered resulting in net charge-offs for the six month period of approximately $170,000. The ratio of ALLL to total loans was 1.94% as of June 30, 1998 compared to 1.80% at December 31, 1997. During the six month period ended June 30, 1998, the ALLL increased by approximately $8,787,000 from $15,894,000 at December 31, 1997 to $24,681,000 at June 30, 1998 resulting from $300,000 of provision, $170,000 of net charge-offs and $8,657,000 added from the SMB Acquisition.

    Nonperforming assets decreased by approximately $566,000 during the quarter ended June 30, 1998 from approximately $19,221,000 at March 31, 1998 to approximately $18,655,000 at June 30, 1998, due to an increase of approximately $1,996,000 in nonaccrual loans and a decrease in OREO of approximately $2,562,000 during the period. The coverage of ALLL to nonperforming assets increased from 115.6% at December 31, 1997 to 132.3% at June 30, 1998. Due to the continued improvement in credit quality in the loan portfolio, management believes that the ALLL is adequate based on all current available information.

NON INTEREST INCOME

    The following tables show the details of non interest income for the three month periods ended June 30, 1998 and June 30, 1997. Due to the purchase accounting treatment of the SMB Acquisition, the 1997 numbers do not include
SMB:

                                                                            THREE MONTHS ENDED JUNE 30,
                                                               ------------------------------------------------------
                                                                                1998
                                                               ---------------------------------------      1997
                                                                           THE COMPANY                  -------------
                                                                  SMB      WITHOUT SMB   CONSOLIDATED   CONSOLIDATED
                                                               ---------  -------------  -------------  -------------
                                                                                   (IN THOUSANDS)
Service charges and fees on deposit accounts.................  $     787    $   1,090      $   1,877      $   1,396
Trust fees...................................................        978       --                978         --
Escrow fees..................................................     --              273            273            182
Other fees and charges.......................................        135          740            875            218
Securities gains.............................................     --               42             42            235
Other income.................................................         53          147            200            488
                                                               ---------       ------         ------         ------
    Total non interest income                                  $   1,953    $   2,292      $   4,245      $   2,519
                                                               ---------       ------         ------         ------
                                                               ---------       ------         ------         ------

    The following tables show the details of non interest income for the six month periods ended June 30, 1998 and June 30, 1997. Due to the purchase accounting treatment of the SMB Acquisition, the 1997 numbers do not include
SMB:

                                                                             SIX MONTHS ENDED JUNE 30,
                                                               ------------------------------------------------------
                                                                                1998
                                                               ---------------------------------------      1997
                                                                           THE COMPANY                  -------------
                                                                  SMB      WITHOUT SMB   CONSOLIDATED   CONSOLIDATED
                                                               ---------  -------------  -------------  -------------
                                                                                   (IN THOUSANDS)
Service charges and fees on deposit accounts.................  $   1,311    $   2,475      $   3,786      $   2,779
Trust fees...................................................      1,615       --              1,615         --
Escrow fees..................................................     --              531            531            337
Other fees and charges.......................................        215        1,103          1,318            722
Gain on sale of loans and other assets.......................     --           --             --                 78
Securities gains.............................................     --              155            155            342
Other income.................................................         93          360            453            770
                                                               ---------       ------         ------         ------
    Total non interest income................................  $   3,234    $   4,624      $   7,858      $   5,028
                                                               ---------       ------         ------         ------
                                                               ---------       ------         ------         ------

    Before giving effect to the SMB Acquisition, non interest income declined by $227,000 and $404,000 for the three and six months ending June 30, 1998 compared to the same periods of 1997. The decline in non interest income is largely due to the gain on sale of securities in the amount of $235,000 and $342,000 for the three and six month periods ending June 30, 1997 compared to $42,000 and $155,000 for the same periods of 1998. Other variances are attributable to small changes in other components of the above-listed categories. Escrow fees increased by $91,000 and $194,000 for the three and six months ending June 30, 1998 compared to the same periods of 1997 as the Company focused more resources on this business. Trust fees are generated from the approximately $751 million of assets held in trust by SMB as of June 30, 1998.

NON INTEREST EXPENSE

    The following table shows the details of non interest expense for the three month periods ended June 30, 1998 and June 30, 1997. Due to purchase accounting treatment of the SMB Acquisition, SMB results are not included in the 1997 numbers:

                                                                          THREE MONTHS ENDED JUNE 30,
                                                              ----------------------------------------------------
                                                                               1998
                                                              --------------------------------------      1997
                                                                          THE COMPANY                 ------------
                                                                 SMB      WITHOUT SMB   CONSOLIDATED  CONSOLIDATED
                                                              ---------  -------------  ------------  ------------
                                                                                 (IN THOUSANDS)
Salaries and benefits.......................................  $   3,312    $   5,871     $    9,183    $    6,055
Occupancy, furniture and equipment..........................        996        1,985          2,981         1,973
Advertising and business development........................        164          126            290           226
Other real estate owned.....................................        (95)        (299)          (394)           23
Professional services.......................................        144          675            819           689
Telephone, stationery and supplies..........................        336          365            701           708
Data processing.............................................         32          536            568           403
Customer services cost......................................         19          502            521           428
Other.......................................................        541          712          1,253         1,930
                                                              ---------  -------------  ------------  ------------
Operating non interest expense..............................      5,449       10,473         15,922        12,435
  Goodwill amortization.....................................      1,974          636          2,610           634
  Merger costs..............................................     --           --             --             3,404
                                                              ---------  -------------  ------------  ------------
  Total non interest expense................................  $   7,423    $  11,109     $   18,532    $   16,473
                                                              ---------  -------------  ------------  ------------
                                                              ---------  -------------  ------------  ------------

    The following tables show the details of non interest expense for the six month periods ended June 30, 1998 and June 30, 1997. Due to purchase accounting treatment of the SMB Acquisition, SMB results are not included in the 1997 numbers:

                                                                          SIX MONTHS ENDED JUNE 30,
                                                             ----------------------------------------------------
                                                                              1998
                                                             --------------------------------------      1997
                                                                         THE COMPANY                 ------------
                                                                SMB      WITHOUT SMB   CONSOLIDATED  CONSOLIDATED
                                                             ---------  -------------  ------------  ------------
                                                                                (IN THOUSANDS)
Salaries and benefits......................................  $   5,828    $  11,897     $   17,725    $   12,715
Occupancy, furniture and equipment.........................      1,685        3,643          5,328         3,889
Advertising and business development.......................        323          243            566           596
Other real estate owned....................................        (95)        (110)          (205)           69
Professional services......................................        240        1,417          1,657         1,753
Telephone, stationery and supplies.........................        551          886          1,437         1,420
Data processing............................................         63        1,063          1,126           791
Customer services cost.....................................         37          805            842           559
Other......................................................        733        1,743          2,476         3,268
                                                             ---------  -------------  ------------  ------------
Operating non interest expense.............................      9,365       21,587         30,952        25,060
  Goodwill amortization....................................      3,291        1,270          4,561         1,270
  Merger costs.............................................     --           --             --             3,470
                                                             ---------  -------------  ------------  ------------
  Total non interest expense...............................  $  12,656    $  22,857     $   35,513    $   29,800
                                                             ---------  -------------  ------------  ------------
                                                             ---------  -------------  ------------  ------------

    Before giving effect to the SMB Acquisition and excluding merger expenses in 1997, operating non interest expense declined by $1,960,000 and $3,473,000 for the three and six months ending June 30, 1998 compared to the same periods of 1997. The reduction was in almost every category listed above as combined resources of all banks acquired were applied to achieve increased efficiencies, especially in salaries, benefits and other operating expenses. Data processing expense increased as the Company upgraded its current systems to accommodate the consolidations at each of the Banks.

    The efficiency ratio (operating expense before goodwill amortization and merger costs divided by net interest income plus non interest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. Due to the efficiency improvements discussed above, the Company's efficiency ratio improved from 62.2% in the second quarter of 1997 to 51.4% in the second quarter of 1998.

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

    The following table shows the historical trends in nonperforming assets and comparative key credit statistics at the Company:

CREDIT QUALITY MEASURES
  (DOLLARS IN THOUSANDS)

                                                              QUARTER ENDED                              YEAR
                                      --------------------------------------------------------------    ENDED
                                         30-JUN        31-MAR       31-DEC      30-SEP      30-JUN      31-DEC
                                          1998          1998         1997        1997        1997        1996
                                      ------------  ------------  ----------  ----------  ----------  ----------
Loans past due 90 days and still
 accruing...........................  $      2,495  $    -        $       31  $    1,267  $      422  $      193
Nonaccrual loans and leases.........        13,709        11,713(1)      7,488      9,468     14,665      16,157
Other real estate owned.............         4,946         7,508(2)      6,261      8,354      7,680       7,082
                                      ------------  ------------  ----------  ----------  ----------  ----------
  Nonperforming assets..............        18,655        19,221      13,749      17,822      22,345      23,239
Impaired loans gross................        16,192        17,579      13,482      14,960      18,530      21,034
Allocated reserves..................         2,274           679         679         418       1,806       2,172
                                      ------------  ------------  ----------  ----------  ----------  ----------
  Net investment in impaired
    loans...........................        13,918        16,900      12,803      14,542      16,724      18,862
Charge-offs.........................           727           296         422       1,461       1,394       4,675
Recoveries..........................           273           580         481         551         349       1,123
                                      ------------  ------------  ----------  ----------  ----------  ----------
  Net charge-offs...................           454          (284)        (59)        910       1,045       3,552
Allowance for loan and lease losses
 ("ALLL")...........................        24,681        24,985      15,894      15,160      15,345      15,757
Loans and leases, net of deferred
 fees and costs.....................     1,274,611     1,253,887     880,734     874,283     849,141     817,358
Average loans and leases for the
 quarter, net of deferred fees and
 costs..............................     1,265,049     1,128,806     868,466     854,323     828,362     601,115
ALLL to loans and leases............         1.94%         1.99%       1.80%       1.73%       1.81%       1.93%
ALLL to nonaccrual loans and
 leases.............................        180.0%        213.3%      212.3%      160.1%      104.6%       97.5%
ALLL to nonperforming assets........        132.3%        130.0%      115.6%       85.1%       68.7%       67.8%
Nonperforming assets to loans,
 leases and OREO....................         1.46%         1.52%       1.55%       2.02%       2.61%       2.82%
Annualized net charge-offs
 (recoveries) to average loans and
 leases.............................         0.14%       (0.10%)     (0.03%)       0.43%       0.50%
Full year net charge-offs to average
 loans and leases...................                                   0.31%                               0.59%

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

    Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are well-secured and in the process of collection or renewal

    On June 30, 1998, the Company had approximately $16,192,000 of loans, which were considered impaired, which decreased from $17,579,000 at March 31, 1998. Specific reserves of approximately $2,274,000 were established for certain impaired loans in addition to reserves estimated in the quarterly ALLL review. Of these loans, approximately $13,709,000 are on a nonaccrual status.

    Non accrual loans increased by $1,996,000 during the period to $13,709,000 largely due to a real estate mini-perm loan of $1,200,000 which is well secured.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

    On a stand-alone basis, the Company's sources of liquidity include dividends from the Banks and outside borrowings. The amount of dividends that the Banks can pay to the Company is restricted by regulatory guidelines.

    The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities at the Banks. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

    Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits.

    To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in federal funds sold, certificates of deposits with other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and investment securities available for sale) as a percent of total deposits are 32.5% and 35.7% as of June 30, 1998 and December 31, 1997, respectively.

INCOME TAXES

    The Company's normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. The Company's actual effective income tax rates were 49.7% and 83.5% for the three months ended June 30, 1998 and 1997, respectively, and 49.2% and 58.3% for the six month periods ending June 30, 1998 and 1997, respectively. The actual effective tax rates are higher during the 1998 period largely as a result of nondeductible goodwill. The actual effective tax rates are higher during the 1997 periods as a result of nondeductible goodwill and nondeductible merger costs.

REGULATORY MATTERS

    The regulatory capital guidelines as well as the actual regulatory capital ratios for SCB, SMB and the Company on a consolidated basis, as of June 30, 1998, follow:

                                                   REGULATORY REQUIREMENTS
                                                 ----------------------------
                                                  (GREATER THAN OR EQUAL TO
                                                      STATED PERCENTAGE)              ACTUAL
                                                 ADEQUATELY        WELL        --------------------
                                                 CAPITALIZED    CAPITALIZED       SCB        SMB     CONSOLIDATED
                                                 -----------  ---------------  ---------  ---------  ------------
Detailed computations of
  Tier 1 leverage capital ratio................       4.00%          5.00%         8.33%      7.09%        7.63%
  Tier 1 risk-based capital ratio..............       4.00%          6.00%         9.65%     10.01%        9.82%
Total risk-based capital.......................       8.00%         10.00%        10.90%     11.27%       11.07%

YEAR 2000 RISKS AND PREPAREDNESS

    There has been no material change in the information provided in the Company's Annual Report on Form 10-K with regard to the Company's Year 2000 risks and preparedness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. At December 31, 1997 and June 30, 1998, the Company had no material on or off balance sheet derivatives. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, FRB and FHLB stock, investment securities, deposits and borrowings. At December 31, 1997, the Company reported that it had $1.2 billion in interest sensitive assets and $782 million in interest sensitive liabilities. At June 30, 1998, the Company's interest sensitive assets and interest sensitive liabilities totaled approximately $1.7 billion and $1.1 billion, respectively. The increases in such assets and liabilities from December 31, 1997 to June 30, 1998 was largely the result of the SMB acquisition. See "Note 2--Completed Acquisitions of the Notes to Unaudited Condensed Consolidated Financial Statements."

    The yield on interest sensitive assets and the cost of interest sensitive liabilities for the second quarter of 1998 was 8.45% and 3.42%, respectively, compared to 8.27% and 3.65%, respectively, at December 31, 1997. The increase in the yield on interest sensitive assets is primarily a result of the percentage of average loans to average interest sensitive assets increasing from approximately 71.8% at December 31, 1997 to 73.7% for the quarter ended June 30, 1998. The decrease in the cost of interest sensitive liabilities is primarily a result of the reduction in the rates paid on higher cost deposits over the same period.

    The Company's interest sensitive assets and interest sensitive liabilities were reported to have estimated fair values of $1.2 billion and $783 million, respectively, at December 31, 1997. The interest sensitive assets and interest sensitive liabilities acquired in the SMB acquisition were recorded at their estimated fair values on the January 27, 1998 acquisition date. Because of the slight change in market interest rates since December 31, 1997 and consistent contractual maturities, management believes that there has been no material change in the difference between the book value of the interest sensitive assets and liabilities and their estimated fair values.

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

    At the 1998 Annual Meeting, the following actions were taken:

ELECTION OF DIRECTORS

    At the 1998 Annual Meeting, nine directors of the Company were elected. The following chart indicates the number of shares cast for each elected director:

DIRECTOR                                                           VOTES FOR    VOTES WITHHELD
----------------------------------------------------------------  ------------  --------------
Aubrey L. Austin................................................    12,497,773        82,433
Rice E. Brown...................................................    12,475,877       104,329
John M. Eggemeyer...............................................    12,497,859        82,347
William C. Greenbeck............................................    12,495,322        84,884
Robert L. McKay.................................................    12,497,792        82,414
Hugh S. Smith, Jr...............................................    12,497,453        82,753
Mark H. Stuenkel................................................    12,481,055        99,151
Matthew P. Wagner...............................................    12,495,155        85,051
Dale E. Walter..................................................    12,497,792        82,414

STOCK OPTION PLAN AMENDMENT

    The following chart indicates the results of the vote on the approval of the amendment and restatement of the Company's 1993 Stock Option Plan:

FOR.............................................................  11,754,431
AGAINST.........................................................    228,966
ABSTAIN.........................................................    462,722
BROKER NON VOTES................................................    134,087

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits:

 EXHIBIT
 NUMBER                                             DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
 2.1       Agreement and Plan of Merger, dated as of April 16, 1998, and amended and restated as of June
             24, 1998 and July 16, 1998, by and among Western Bancorp, Santa Monica Bank and Bank of Los
             Angeles (Exhibit 99.3 to Western Bancorp's Current Report on Form 8-K dated April 30, 1997 incorporated herein by reference)
 2.2       Agreement and Plan of Merger, dated as July 24, 1998, by and among Western Bancorp, Portola
             Merger Sub and Peninsula Bank of San Diego. (Exhibit 10.- to Western Bancorp's Registration
             Statement No.   incorporated herein by reference)
 3.1       Restated Articles of Incorporation of Western Bancorp (Exhibit 3.6 of Registration Statement
             No. 333-26915 incorporated herein by reference)
 3.3       Restated Bylaws of Western Bancorp approved on October 10, 1997 (Exhibit 3.2 of Registration
             Statement No. 333-35271 incorporated herein by reference)
10.1       Third Amendment to Revolving Credit Agreement, First Amendment to Pledge Agreement and Waiver,
             dated January 26, 1997. (Exhibit 10.1 of the Company's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1997 and incorporated herein by reference)
10.2       Amended and Restated 1993 Stock Option Plan (Exhibit 10.1 of the Company's Proxy Materials for
             the 1998 Annual Meeting of Shareholders filed on Schedule 14A and incorporated herein by reference)
10.3       Employment Agreement, dated January 1, 1997, by and among Western Bank and Aubry L. Austin.
             (Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December
             31, 1997 and incorporated herein by reference)
10.4       Western Bancorp Executive Severance Policy. (Exhibit 10.8 of the Company's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)
11.1       Computation of Per Share Earnings (See Unaudited Condensed Consolidated Statements of Income
             contained in Item 1 of this Quarterly Report on Form 10-Q)
27.1       Financial Data Schedule

REPORTS ON FORM 8-K

    On April 9, 1998, the Company filed a Current Report on Form 8-K/A which included, under Items 5 and 7, the financial statements reflecting the effect of the SMB Acquisition.

    On May 1, 1998, the Company filed a Current Report on Form 8-K announcing, under Item 5, the signing of a definitive agreement to acquire Bank of Los Angeles.

    On June 18, 1998, the Company filed a Current Report on Form 8-K which included, under Item 5, certain documents and reports filed by BKLA pursuant to the Securities Exchange Act of 1934, as amended.

    On June 15, 1998, the Company filed a Current Report on Form 8-K announcing, under Item 5, the declaration of a cash dividend.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WESTERN BANCORP

Date: August 13, 1998                            /s/ ARNOLD C. HAHN
                                     -----------------------------------------
                                                  Arnold C. Hahn,
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

Date: August 13, 1998                        /s/ JULIUS G. CHRISTENSEN
                                     -----------------------------------------
                                               Julius G. Christensen,
                                             EXECUTIVE VICE PRESIDENT,
                                           GENERAL COUNSEL AND SECRETARY