Form 10-Q
period 1998-09-30
WESTERN BANCORP
filed 1998-11-13
CIK 721670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM TO          TO

                        COMMISSION FILE NUMBER: 0-13551

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

                 Registrant's telephone number: (949) 863-2444

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1998: 17,923,437 shares of common stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I-FINANCIAL INFORMATION
              Item 1.    Financial Statements..............................................................           3
                         Unaudited Condensed Consolidated Balance Sheets as of September 30, 1998 and
                         December 31, 1997.................................................................           3
                         Unaudited Condensed Consolidated Statements of Income for three month and nine
                         month periods ended September 30, 1998 and 1997...................................           4
                         Unaudited Condensed Consolidated Statements of Cash Flows for the nine month
                         periods ended September 30, 1998 and 1997.........................................           5
                         Notes to Unaudited Condensed Consolidated Financial Statements September 30,
                         1998..............................................................................           7
              Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                         Operations........................................................................          13
              Item 3.    Quantitative and Qualitative Disclosure About Market Risk.........................          24

PART II-OTHER INFORMATION
              Item 1.    Legal Proceedings.................................................................          26
              Item 2.    Change in Securities..............................................................          26
              Item 3.    Default Upon Senior Securities....................................................          26
              Item 4.    Submission of Matters to a Vote of Security Holders...............................          26
              Item 5.    Other Information.................................................................          26
              Item 6.    Exhibits and Reports on Form 8-K..................................................          26

SIGNATURES.................................................................................................          28

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                        1998 (a)         1997
                                                                                      -------------  ------------
                                                                                       (IN THOUSANDS, EXCEPT PER
                                                                                              SHARE DATA)
ASSETS:
Cash and due from banks.............................................................   $   120,125    $   97,456
Federal funds sold..................................................................       135,364       138,702
                                                                                      -------------  ------------
  Total cash and cash equivalents...................................................       255,489       236,158
SECURITIES:
FRB and FHLB stock..................................................................         5,852         5,610
Securities available for sale (amortized cost of $208,834 and $202,064).............       209,646       201,904
                                                                                      -------------  ------------
  Total securities..................................................................       215,498       207,514
Net loans and leases................................................................     1,295,767       864,840
Property, plant and equipment.......................................................        32,701        13,685
Other real estate owned.............................................................         4,916         6,261
Goodwill............................................................................       142,916        30,430
Other assets........................................................................        31,025        24,622
                                                                                      -------------  ------------
  Total assets......................................................................   $ 1,978,312    $1,383,510
                                                                                      -------------  ------------
                                                                                      -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Non-interest bearing deposits.......................................................   $   609,694    $  457,503
Interest bearing deposits...........................................................     1,046,475       769,290
                                                                                      -------------  ------------
  Total deposits....................................................................     1,656,169     1,226,793
Borrowed funds......................................................................        14,393        12,751
Accrued interest payable and other liabilities......................................        13,878        14,311
                                                                                      -------------  ------------
  Total liabilities.................................................................     1,684,440     1,253,855

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued.............       --             --
Common stock, no par value, 100,000,000 shares authorized, 15,708,087 and 10,648,317
 shares issued and outstanding......................................................       263,309       112,947
Retained earnings...................................................................        30,088        16,802
Accumulated other comprehensive income--unrealized net gains (losses) on securities
 available for sale, net of tax.....................................................           475           (94)
                                                                                      -------------  ------------
  Total shareholders' equity........................................................       293,872       129,655
                                                                                      -------------  ------------
    Total liabilities and shareholders' equity......................................   $ 1,978,312    $1,383,510
                                                                                      -------------  ------------
                                                                                      -------------  ------------
Number of common shares outstanding.................................................      15,708.1      10,648.3
Common shareholders' equity per share...............................................   $     18.71    $    12.18
Tangible common shareholders' equity per share......................................   $      9.61    $     9.32

------------------------
(a) Santa Monica Bank was acquired on January 27, 1998. Accordingly, the balance sheet, share data and per share data as of December 31, 1997 does not include Santa Monica Bank amounts. Due to the relatively large size of the acquisition of Santa Monica Bank, any comparison of data as of and for the periods ended September 30, 1998 to data as of or for prior dates or periods may not be meaningful.

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           NINE MONTHS ENDED     THREE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          --------------------  --------------------
                                          1998 (b)   1997 (b)   1998 (b)   1997 (b)
                                          ---------  ---------  ---------  ---------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans and
    leases..............................  $  87,028  $  59,700  $  30,357  $  21,095
  Interest on investment securities.....     10,164     12,345      3,198      3,845
  Interest on federal funds sold........      7,790      2,794      2,505      1,141
                                          ---------  ---------  ---------  ---------
    Total interest income...............    104,982     74,839     36,060     26,081
INTEREST EXPENSE:
  Interest expense on deposits..........     26,853     20,916      9,091      7,180
  Interest expense on borrowed funds....        783        854        227        260
                                          ---------  ---------  ---------  ---------
    Total interest expense..............     27,636     21,770      9,318      7,440
                                          ---------  ---------  ---------  ---------
Net interest income:....................     77,346     53,069     26,742     18,641
  Less: provision for loan and lease
    losses..............................        450      2,125        150        725
                                          ---------  ---------  ---------  ---------
Net interest income after provision for
 loan and lease losses..................     76,896     50,944     26,592     17,916
NON-INTEREST INCOME:
  Service charges, fees on deposit
    accounts and other fees.............      7,905      5,295      2,801      1,794
  Trust fees............................      2,594     --            979     --
  Escrow fees...........................        748        551        217        214
  Gain on sale of loans and other
    assets..............................     --             78     --         --
  Securities gains......................        432        342        277     --
  Other income..........................        835      1,164        382        394
                                          ---------  ---------  ---------  ---------
    Total non-interest income...........     12,514      7,430      4,656      2,402
NON-INTEREST EXPENSE:
  Salaries and benefits.................     25,817     19,172      8,092      6,457
  Occupancy, furniture and equipment....      8,016      5,756      2,688      1,867
  Advertising and business
    development.........................        669        941        103        345
  Other real estate owned...............       (192)       335         13        266
  Professional services.................      2,702      2,779      1,045      1,026
  Telephone, stationery and supplies....      2,237      2,068        800        648
  Goodwill amortization.................      7,170      1,903      2,609        637
  Data processing.......................      1,736      1,202        610        411
  Customer services cost................      1,248        867        406        308
  Merger costs..........................     --          3,470     --         --
  Other.................................      4,112      4,331      1,636      1,059
                                          ---------  ---------  ---------  ---------
    Total non-interest expense..........     53,515     42,824     18,002     13,024
                                          ---------  ---------  ---------  ---------
  Income before income taxes............     35,895     15,550     13,246      7,294
  Income taxes..........................     17,763      8,022      6,621      3,211
                                          ---------  ---------  ---------  ---------
    Net income..........................  $  18,132  $   7,528  $   6,625  $   4,083
                                          ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------
  Weighted average common shares
    outstanding:
    Basic...............................   15,119.9   10,491.0   15,706.8   10,488.7
    Diluted.............................   15,331.1   10,783.0   15,908.7   10,791.1
  Net income per share:
    Basic...............................  $    1.20  $    0.72  $    0.42  $    0.39
    Diluted.............................  $    1.18  $    0.70  $    0.42  $    0.38

------------------------
(b) Santa Monica Bank was acquired on January 27, 1998. Accordingly, Santa Monica Bank's operating results are not included in the amounts for the 1997 periods and are included only since February of the 1998 periods. Due to the relatively large size of the acquisition of Santa Monica Bank, any comparison of data as of and for the periods ended September 30, 1998 to data as of or for prior dates or periods may not be meaningful.

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                           -----------------------
                                                                                              1998         1997
                                                                                           -----------  ----------
                                                                                               (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income...............................................................................  $    18,132  $    7,528
Adjustments to reconcile net income to net cash provided by operations:
  (Gain) on sale of securities available for sale........................................         (432)       (342)
  (Gain) on sale of premises and equipment...............................................          (30)         (6)
  (Gain) on sale of other real estate owned..............................................         (360)       (178)
  Provision for loan and lease losses....................................................          450       2,125
  Goodwill amortization..................................................................        7,170       1,903
  Depreciation...........................................................................        3,105       1,946
  (Gain) on sale of loans and other assets...............................................      --              (78)
  Amortization of (discounts) premiums on investment securities..........................       (1,364)        106
  Net increase (decrease) in accrued interest payable and other liabilities..............       (6,421)       (416)
  Net (increase) decrease in other assets................................................       (2,530)      7,044
                                                                                           -----------  ----------
    Net cash provided by operating activities............................................       17,720      19,632

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available for sale...........................       50,745       8,465
Principal payments received on investment securities available for sale..................      154,213     156,585
Principal payments received on investment securities held to maturity....................      --            1,905
Purchase of investment securities available for sale.....................................     (120,764)    (77,119)
Purchase of FRB or FHLB stock............................................................         (171)        (94)
Proceeds from sale of premises and equipment.............................................          229         109
(Increase) decrease in net loans and leases..............................................      (47,680)    (63,241)
Proceeds from sale of loans..............................................................      --            1,299
Recoveries of loans and investment in leases.............................................        4,098       1,022
Additions to premises and equipment......................................................       (5,992)       (709)
Proceeds from sale of other real estate owned............................................        4,837         344
Change in assets and liabilities due to the acquisition of Santa Monica Bank ("SMB"):
  Increase in investments available for sale.............................................      (89,238)     --
  Increase in loans......................................................................     (387,609)     --
  Increase in other real estate owned....................................................       (3,318)     --
  Increase in other assets...............................................................       (4,277)     --
  Increase in premises and equipment.....................................................      (16,328)     --
  Increase in deposits...................................................................      584,095      --
  Increase in borrowed funds.............................................................        1,960      --
  Increase in other liabilities..........................................................        5,988      --
  Goodwill...............................................................................     (119,656)     --
                                                                                           -----------  ----------
    Net cash provided by investing activities............................................       11,132      28,566

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                           -----------------------
                                                                                              1998         1997
                                                                                           -----------  ----------
                                                                                               (IN THOUSANDS)
CASH FLOW FROM FINANCING ACTIVITIES:
Cash received from exercise of options...................................................  $       301  $      499
Proceeds from issuance of common stock...................................................      150,071      --
Common stock repurchased and retired.....................................................          (11)       (515)
Dividends paid...........................................................................       (4,845)     (2,680)

Net (decrease) increase in deposits......................................................     (154,719)     22,394
Additional (repayment of) borrowings.....................................................         (318)      3,356
                                                                                           -----------  ----------
    Net cash (used in) provided by financing activities..................................       (9,521)     23,054

Net increase in cash and cash equivalents................................................       19,331      71,252
Cash and cash equivalents at the beginning of the period.................................      236,158     118,719
                                                                                           -----------  ----------
Cash and cash equivalents at the end of the period.......................................  $   255,489  $  189,971
                                                                                           -----------  ----------
                                                                                           -----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Dividends declared in prior period and paid in current period............................  $     2,221  $   --
Property acquired through foreclosure....................................................      --            8,879
Loans to facilitate the sale of OREO.....................................................          256       4,292
Increase (decrease) in unrealized gain on securities available for sale, net of tax......          569         802
Cash paid for interest...................................................................       27,750      21,781
Cash paid for taxes......................................................................        5,507       1,568

ACQUISITION OF SMB:
Fair value of assets acquired............................................................  $   794,782  $   --
Common stock issued to former shareholders of SMB........................................      (84,900)     --
Cash paid................................................................................     (117,839)     --
                                                                                           -----------  ----------
    Liabilities assumed..................................................................  $   592,043  $   --
                                                                                           -----------  ----------

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

NOTE 1--BASIS OF PRESENTATION

    Western Bancorp (the "Company") is the holding company for Southern California Bank ("SCB"), Santa Monica Bank ("SMB" and together with SCB, the "Banks") and Venture Partners, Inc. The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 1997 to conform to the 1998 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

  EFFECT OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). This standard requires that all derivative instruments be recorded in the statement of financial position at fair value; the accounting for the gain or loss due to the changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. SFAS 133 will apply to the Company starting January 1, 2000. Management is currently evaluating the financial statement impact, if any, of adopting SFAS 133.

NOTE 2--COMPLETED ACQUISITIONS

    On January 27, 1998, the Company acquired Santa Monica Bank through the merger of Santa Monica Bank with and into Western Bank, a banking subsidiary of the Company (the "SMB Acquisition"). As part of the SMB Acquisition, the name of Western Bank was changed to "Santa Monica Bank" (the surviving entity is referred to herein as "SMB"). Upon the SMB Acquisition becoming effective, each share of common stock of Santa Monica Bank (the "SMB Common Stock") issued and outstanding at the time was converted into the right to receive either (i) $28.00 in cash (the "Cash Consideration") or (ii) 0.875 shares

                               SEPTEMBER 30, 1998

NOTE 2--COMPLETED ACQUISITIONS (CONTINUED) of Common Stock of the Company (the "Stock Consideration"). Of the 7,084,244 shares of SMB Common Stock outstanding at the time of the SMB Acquisition, approximately 57.3 percent elected to receive the Cash Consideration, resulting in a payment of $113,722,700 in the aggregate, and approximately 42.7 percent received the Stock Consideration resulting in the issuance of approximately 2,653,000 shares of common stock of the Company. In order to fund a part of the Cash Consideration payments, the Company issued an additional 2,327,550 shares of Company Common Stock to certain private investors for $65,171,400 in the aggregate. Accordingly, in the aggregate, approximately 4,980,550 shares of Company Common Stock were issued in connection with the SMB Acquisition. The total value of the consideration paid in the SMB Acquisition was approximately $198.4 million in Company Common Stock and cash.

    On April 17, 1998 the Company announced it signed a definitive agreement to acquire (the "BKLA Acquisition") the Bank of Los Angeles ("BKLA"). Shareholders of BKLA received 0.4224 shares of Company Common Stock for each share of common stock of BKLA ("BKLA Common Stock"). The BKLA Acquisition closed on October 23, 1998 and will use the pooling-of-interests method of accounting. As a result of this acquisition, approximately 2,214,500 shares of Company Common Stock were issued to former holders of BKLA Common Stock and holders of options to purchase common stock of BKLA. Warrants to purchase BKLA Common Stock were converted to Warrants to purchase approximately 156,000 shares of Company Common Stock at an exercise price of $8.88 per share.

NOTE 3--PENDING ACQUISITIONS

    On October 6, 1998 the Company signed a definitive agreement to merge (the "PNB Merger") with PNB Financial Group, Inc. ("PNB"). PNB operates through its subsidiary Pacific National Bank ("Pacific"). As of September 30, 1998, PNB had $275 million in assets and three banking branches located in Newport Beach, Orange and Beverly Hills, California. Pacific is primarily focused in the areas of commercial banking, including lending to small businesses, construction lending and issuing loans insured by the Small Business Administration. In addition, PNB has a residential mortgage origination business with offices in Irvine, Santa Ana, Dublin and San Diego, California and an office in Phoenix, Arizona. Through the first nine months of 1998, PNB originated approximately $1.1 billion in mortgage loans. PNB sells substantially all of its mortgage loans in the secondary market with servicing released and holds no volatile servicing assets. Shareholders of PNB will receive 1.0 shares of Company Common Stock for each share of common stock of PNB ("PNB Common Stock"). The PNB Acquisition will use the pooling-of-interests method of accounting and is expected to close in late 1998 or the first quarter of 1999. PNB has approximately 2,780,000 shares of common stock and 266,000 options to purchase shares of PNB Common Stock outstanding.

NOTE 4--TERMINATED ACQUISITIONS

    On July 24, 1998, the Company executed an Agreement and Plan on Merger (the "Peninsula Merger Agreement") with Portola Merger Sub ("Merger Sub") and Peninsula Bank of San Diego ("Peninsula") pursuant to which Western would acquire Peninsula through the merger of Merger Sub with and into Peninsula (the "Peninsula Acquisition"). On October 30, 1998, pursuant to the Peninsula Merger Agreement, the Board of Directors of Peninsula elected to terminate the merger based on the performance of Company Common Stock versus the KBW bank stock index.

                               SEPTEMBER 30, 1998

NOTE 5--UNAUDITED SUMMARY PRO FORMA DATA

    The following tables show unaudited summary pro forma balance sheet and income statement information for the SMB Acquisition consummated on January 27, 1998, the BKLA Acquisition consummated on October 23, 1998, and the pending PNB Merger. Purchase accounting is used for the pro forma information presented for the SMB Acquisition, and pooling-of-interests accounting is used for the pro forma information presented for the BKLA Acquisition and the PNB Merger. SMB is already included in the balance sheet as of September 30, 1998. The pro forma income statement information for the nine month periods ended September 30, 1998 and September 30, 1997 includes operating results of SMB as if the SMB Acquisition was consummated at the beginning of those periods. Results for the Company for the nine month period ended September 30, 1998 already include the results of SMB for the months of February through September 1998. January 1998 results for Santa Monica Bank and an additional month of amortization of purchase accounting entries are included in the pro forma results for the nine months ended September 30, 1998 shown below. The balance sheet and income statement adjustments shown below are based on management's estimates, for pro forma presentation, of costs and, in the case of the SMB Acquisition, the fair value adjustments associated with this transaction. The Company's cost estimates are forward-looking. Readers are cautioned that the type and amount of actual costs incurred could vary materially from these estimates if future developments differ from the underlying assumptions used by management in determining the current estimate of these costs.

    The unaudited summary pro forma balance sheet information is not necessarily indicative of the actual financial position that would have existed had the BKLA Acquisition or the PNB Merger been consummated on September 30, 1998 or December 31, 1997, or that may exist in the future. The unaudited summary pro forma income statement information is not necessarily indicative of the results that would have occurred had either the SMB Acquisition, the BKLA Acquisition, or the PNB Merger been consummated on the dates indicated or that may be achieved in the future. Assuming the consummation of the PNB Merger, the actual financial position and results of operations will differ, perhaps significantly, from the pro forma amounts reflected herein because of a variety of factors, including changes in value and changes in operating results between the dates of the pro forma financial data and the dates on which the BKLA Acquisition took place and the PNB Merger takes place.

                               SEPTEMBER 30, 1998

NOTE 5--UNAUDITED SUMMARY PRO FORMA DATA (CONTINUED)
  UNAUDITED SUMMARY PRO FORMA BALANCE SHEET INFORMATION

                                                           AS OF SEPTEMBER 30, 1998
                             -------------------------------------------------------------------------------------
                                 THE                               PRO FORMA                            PRO FORMA
                               COMPANY      BKLA     ADJUSTMENTS   COMBINED       PNB     ADJUSTMENTS   COMBINED
                             -----------  ---------  -----------  -----------  ---------  -----------  -----------
                                                                (IN THOUSANDS)
Total assets...............  $ 1,978,312  $ 294,715   $   3,076   $ 2,276,103  $ 275,017   $   1,890   $ 2,553,010
Securities.................      215,498     95,313                   310,811      6,093                   316,904
Loans and leases, net......    1,295,767    147,802                 1,443,569    230,218                 1,673,787
Goodwill...................      142,916      5,391                   148,307     --                       148,307
Deposits...................    1,656,169    240,697                 1,896,866    215,456                 2,112,322
Shareholders' equity.......      293,872     34,739      (7,279)      321,332     31,506      (5,345)      347,493

                                                            AS OF DECEMBER 31, 1997
                             -------------------------------------------------------------------------------------
                                 THE                               PRO FORMA                            PRO FORMA
                               COMPANY      BKLA     ADJUSTMENTS   COMBINED       PNB     ADJUSTMENTS   COMBINED
                             -----------  ---------  -----------  -----------  ---------  -----------  -----------
                                                                (IN THOUSANDS)
Total assets...............  $ 1,383,510  $ 272,033   $   3,076   $ 1,658,619  $ 242,874   $   1,890   $ 1,903,383
Securities.................      207,514     60,433                   267,947      6,910                   274,857
Loans and leases, net......      864,840    139,814                 1,004,654    213,478                 1,218,132
Goodwill...................       30,430      5,939                    36,369     --                        36,369
Deposits...................    1,226,793    238,012                 1,464,805    211,090                 1,675,895
Shareholders' equity.......      129,655     31,054      (7,279)      153,430     23,998      (5,345)      172,083

                               SEPTEMBER 30, 1998

NOTE 5--UNAUDITED SUMMARY PRO FORMA DATA (CONTINUED)
    UNAUDITED SUMMARY PRO FORMA INCOME STATEMENT INFORMATION

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                       ---------------------------------------------------------------------------------------
                                           THE                     SMB                      PRO FORMA               PRO FORMA
                                         COMPANY      BKLA      (JANUARY)    ADJUSTMENTS    COMBINED       PNB      COMBINED
                                       -----------  ---------  -----------  -------------  -----------  ---------  -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net interest income..................   $  77,346   $  11,202   $   2,970     $    (235)    $  91,283   $  10,903   $ 102,186
Provision for loan and lease
 losses..............................         450      --              80        --               530         575       1,105
Non-interest income..................      12,514       1,496         614        --            14,624      17,837      32,461
Non-interest expense.................      53,515       7,737       2,350           677        64,279      18,622      82,901
Net income...........................      18,132       3,001         691          (810)       21,014       5,536      26,550
Basic net income per share...........   $    1.20   $    0.62      --            --         $    1.19   $    2.04   $    1.30
Diluted net income per share.........   $    1.18   $    0.56      --            --         $    1.16   $    1.93   $    1.26
Weighted average shares outstanding:
  Basic..............................      15,120       4,819                                  17,721       2,708      20,429
  Diluted............................      15,331       5,358                                  18,160       2,876      21,036

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                         -----------------------------------------------------------------------------------
                                             THE                                          PRO FORMA               PRO FORMA
                                           COMPANY      BKLA        SMB     ADJUSTMENTS   COMBINED       PNB      COMBINED
                                         -----------  ---------  ---------  -----------  -----------  ---------  -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net interest income....................   $  53,069   $   7,796  $  25,561   $  (2,112)   $  84,314   $   8,909   $  93,223
Provision for loan and lease losses....       2,125         410     --          --            2,535         765       3,300
Non-interest income....................       7,430       1,021      5,330      --           13,781      11,815      25,596
Non-interest expense...................      42,824       6,366     18,531       6,091       73,812      14,289      88,101
Net income.............................       7,528       2,041      8,022      (7,282)      10,309       3,329      13,638
Basic net income per share.............   $    0.72   $    0.66     --          --        $    0.61   $    1.32   $    0.71
Diluted net income per share...........   $    0.70   $    0.57     --          --        $    0.60   $    1.23   $    0.68
Weighted average shares outstanding:
  Basic................................      10,491       3,112                              16,786       2,522      19,308
  Diluted..............................      10,783       3,579                              17,275       2,700      19,975

                               SEPTEMBER 30, 1998

NOTE 6--STATEMENT OF COMPREHENSIVE INCOME

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

                                                                                                   THREE MONTHS ENDED
                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                                            --------------------  --------------------
                                                                              1998       1997       1998       1997
                                                                            ---------  ---------  ---------  ---------
Net income................................................................  $  18,132  $   7,528  $   6,625  $   4,083
Other comprehensive income, net of related income taxes:
  Unrealized gains on securities:
  Unrealized holding gains arising during the period......................        644        803        439        610
  Less reclassification of realized gains included in income..............        (75)      (154)       (34)    --
                                                                            ---------  ---------  ---------  ---------
                                                                                  569        649        405        610
                                                                            ---------  ---------  ---------  ---------
Comprehensive income......................................................  $  18,701  $   8,177  $   7,030  $   4,693
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------

NOTE 7--NET INCOME PER SHARE

    The following is a summary of the calculation of basic and diluted net income per share for the three and nine month periods ended September 30, 1998 and 1997 in thousands, except per share amounts:

                                                                  NINE MONTHS ENDED       THREE MONTHS ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                                ----------------------  ----------------------
                                                                   1998        1997        1998        1997
                                                                ----------  ----------  ----------  ----------
Net income....................................................  $   18,132  $    7,528  $    6,625  $    4,083
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Weighted average shares outstanding...........................    15,119.9    10,491.0    15,706.8    10,488.7
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Basic net income per share....................................  $     1.20  $     0.72  $     0.42  $     0.39
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Weighted average shares outstanding...........................    15,119.9    10,491.0    15,706.8    10,488.7
Effect of dilutive stock options and warrants.................       211.2       292.0       201.9       302.4
                                                                ----------  ----------  ----------  ----------
Diluted shares outstanding....................................    15,331.1    10,783.0    15,908.7    10,791.1
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Diluted net income per share..................................  $     1.18  $     0.70  $     0.42  $     0.38
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following tables and data set forth certain statistical information relating to the Company as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and September 30, 1997. This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements as of September 30, 1998 and December 31, 1997 and for the three and nine month periods ended September 30, 1998 and September 30, 1997.

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

FINANCIAL CONDITION

    On January 27, 1998, the Company consummated the SMB Acquisition in a transaction accounted for using the purchase method of accounting. As a result of the SMB Acquisition and the additional equity that was raised to help fund the transaction, consolidated assets, total deposits and shareholders' equity increased by approximately $795 million, $584 million and $150 million, respectively (based on Santa Monica Bank's unaudited balance sheet at January 31, 1998). Due to the use of purchase accounting for the SMB Acquisition, goodwill accounted for approximately $120 million of the total increase in assets resulting from this transaction.

    Adjusting for the increases related to the SMB Acquisition, since December 31, 1997 the Company's total assets have declined by approximately $200 million. The major components of this decline in assets are a decrease in federal funds sold and cash of approximately $155 million and a decrease in available-for-sale securities of approximately $81 million offset partially by an increase in net loans and leases of approximately $43 million. The net reduction in securities is a result of approximately $57 million in securities sales and approximately $124 million in maturities and principal payments which were offset partially by purchases of approximately $151 million. The reduction in federal funds sold occurred mostly as a result of the decrease in deposits discussed below.

    Adjusting for the increases related to the SMB Acquisition, since December 31, 1997 the Company's total deposits have declined by approximately $155 million. Of this decline, approximately $121 million was in interest bearing deposits. This decline results primarily from the decision by management of the Company to close certain of its branches and to lower the rate paid on certain of its higher cost deposits.

    As a result of the increase in loans and decline in deposits, excluding the effect of the SMB Acquisition, the Company's loan-to-deposit ratio has increased to 79.8% as of September 30, 1998 from 71.8% as of December 31, 1997.

RESULTS OF OPERATIONS

    Consolidated net income for the quarter ended September 30, 1998 was $6,625,000 or $0.42 per diluted share. This compares with earnings of $4,083,000 or $0.38 per diluted share, for the quarter ended September 30, 1997. On an operating basis, before the amortization of goodwill and after-tax merger related costs, net income for the three month periods was $9,234,000 and $4,720,000 in 1998 and 1997, respectively, or $0.58 and $0.44 per diluted share, respectively, a growth of approximately 32%. Diluted operating net income per share grew approximately 5% from $0.55 per diluted share in the second quarter of 1998. Operating results for the 1998 period include those of Santa Monica Bank, which was acquired on January 27, 1998.

    Consolidated net income for the nine months ended September 30, 1998 was $18,132,000 or $1.18 per diluted share. This compares with net income of $7,528,000 or $0.70 per diluted share, for the nine months ended September 30, 1997. On an operating basis, before the amortization of goodwill and before after-tax merger related costs, net income for the nine month periods was $25,302,000 and $12,510,000 in 1998 and 1997, respectively, or $1.65 and $1.16 per diluted share, respectively, a growth of approximately 42%. Operating results for the 1998 period include those of SMB since February 1998.

    During the third quarter, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.15 per common share which was paid on September 25, 1998 to shareholders of record on August 28, 1998.

    Operating profits for the Company are dependent on loan growth, controlling costs and continual efforts to prevent any unexpected loan and lease losses that would require additions to the allowance for loan and lease losses ("ALLL"). The demand for loans has increased in the Company's primary market areas, and the Company plans to take advantage of this increased demand, while seeking to maintain its credit quality standards. The Company's operating return on average tangible assets improved from 1.15% in the first quarter of 1997 to 1.46% in the fourth quarter of 1997 to 1.87% in the second quarter of 1998 to 1.96% in the third quarter of 1998. This increase is attributable to improved credit quality, a higher net interest margin and improvements in efficiency. As a result of the Company's improving profitability, book value per share has increased from $18.16 at March 31, 1998 to $18.71 at September 30, 1998.

                                                               NINE MONTHS ENDED           THREE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1998          1997          1998          1997
                                                           ------------  ------------  ------------  ------------
PER SHARE INFORMATION:
  Number of shares (weighted average, in thousands)......      15,119.9      10,491.0      15,706.8      10,488.7
  Diluted shares (weighted average, in thousands)........      15,331.1      10,783.0      15,908.7      10,791.1
  Basic income per share.................................  $       1.20  $       0.72  $       0.42  $       0.39
  Diluted income per share...............................  $       1.18  $       0.70  $       0.42  $       0.38
  Before merger costs and goodwill amortization
    Basic income per share...............................  $       1.67  $       1.19  $       0.59  $       0.45
    Diluted income per share.............................  $       1.65  $       1.16  $       0.58  $       0.44
PROFITABILITY MEASURES:
  Return on average assets...............................          1.24%         0.75%         1.30%         1.19%
  Return on average equity...............................           9.0%          7.6%          8.9%         12.1%
  Before merger costs and goodwill amortization
    Return on average tangible assets....................          1.85%         1.28%         1.96%         1.41%
    Return on average equity.............................          12.5%         12.6%         12.5%         13.9%
    Efficiency ratio.....................................          51.6%         61.9%         49.0%         58.9%
ADJUSTMENTS TO NET INCOME (IN THOUSANDS):
  Net income.............................................  $     18,132  $      7,528  $      6,625  $      4,083
  Merger costs...........................................       --              3,470       --            --
    Tax benefits.........................................       --                395       --            --
                                                           ------------  ------------  ------------  ------------
  After tax merger costs.................................       --              3,075       --            --
  Goodwill amortization..................................         7,170         1,907         2,609           637
                                                           ------------  ------------  ------------  ------------
    Adjusted net income..................................  $     25,302  $     12,510  $      9,234  $      4,720
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
REVENUES (IN THOUSANDS):
  Net interest income....................................  $     77,346  $     53,069  $     26,742  $     18,641
  Non-interest income....................................        12,514         7,430         4,656         2,402
                                                           ------------  ------------  ------------  ------------
    Revenues.............................................  $     89,860  $     60,499  $     31,398  $     21,043
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
ADJUSTMENTS TO EXPENSES (IN THOUSANDS):
  Non-interest expense...................................  $     53,515  $     42,824  $     18,002  $     13,024
  Merger costs...........................................       --            (3,470)       --            --
  Goodwill amortization..................................       (7,170)       (1,907)       (2,609)         (637)
                                                           ------------  ------------  ------------  ------------
    Adjusted expenses....................................  $     46,345  $     37,447  $     15,393  $     12,387
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

NET INTEREST INCOME

    Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information concerning average interest-earning assets and average interest-bearing liabilities and yields and rates thereon for the three and nine months ended September 30, 1998 and September 30, 1997. Nonaccrual loans are included in the average interest-earning assets amounts.

                                                               NINE MONTHS ENDED           THREE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1998          1997          1998          1997
                                                           ------------  ------------  ------------  ------------
AVERAGE BALANCE SHEETS
  (In thousands)
AVERAGE ASSETS
Loans and leases, net of deferred fees and costs.........  $  1,228,407  $    831,500  $  1,289,639  $    854,323
Investments..............................................       239,824       283,393       224,065       261,352
Federal funds sold.......................................       189,400        67,363       180,661        80,823
                                                           ------------  ------------  ------------  ------------
    Average Interest-Earning Assets......................     1,657,631     1,182,256     1,694,365     1,196,498
Goodwill.................................................       133,472        31,976       145,701        31,331
Other assets.............................................       169,768       127,017       175,936       131,378
                                                           ------------  ------------  ------------  ------------
    Average Total Assets.................................  $  1,960,871  $  1,341,249  $  2,016,002  $  1,359,207
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing deposits............................  $    600,581  $    401,995  $    630,491  $    408,730
Interest-bearing deposits................................     1,058,027       779,998     1,067,529       790,535
                                                           ------------  ------------  ------------  ------------
    Average Deposits.....................................     1,658,608     1,181,993     1,698,020     1,199,265
Other interest-bearing liabilities.......................        14,206        15,797         9,980        15,147
Other liabilities........................................        17,594        10,701        14,247        10,396
                                                           ------------  ------------  ------------  ------------
    Average Liabilities..................................     1,690,408     1,208,491     1,722,247     1,224,808
Shareholders' equity.....................................       270,463       132,758       293,755       134,399
                                                           ------------  ------------  ------------  ------------
Average Liabilities and Shareholders' Equity.............  $  1,960,871  $  1,341,249  $  2,016,002  $  1,359,207
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                                                                      NINE MONTHS ENDED     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                                     --------------------  --------------------
                                                                       1998       1997       1998       1997
                                                                     ---------  ---------  ---------  ---------
YIELD ANALYSIS
  (Dollars in millions)
Average interest-earning assets....................................  $ 1,657.6  $ 1,182.3  $ 1,694.4  $ 1,196.5
    Yield..........................................................       8.47%      8.46%      8.44%      8.65%

Average interest-bearing deposits..................................  $ 1,058.0  $   780.0  $ 1,067.5  $   790.5
    Cost...........................................................       3.39%      3.59%      3.38%      3.60%

Average deposits...................................................  $ 1,658.6  $ 1,182.0  $ 1,698.0  $ 1,199.3
    Cost...........................................................       2.16%      2.37%      2.12%      2.38%

Average interest-bearing liabilities...............................  $ 1,072.2  $   795.8  $ 1,077.5  $   805.7
    Cost...........................................................       3.45%      3.66%      3.43%      3.66%
Interest spread....................................................       5.02%      4.80%      5.01%      4.99%
Net interest margin................................................       6.24%      6.00%      6.26%      6.18%

    Interest income for the three and nine month periods ended September 30, 1998 was $36.1 million and $105.0 million, respectively, compared with $26.1 million and $74.8 million for the same periods in 1997, respectively. The increase in interest income for the 1998 periods compared with the same periods for 1997 was due mostly to the increase in interest-earning assets from the SMB Acquisition.

    The following table shows the average earning assets and interest income for the third quarter of 1998 and 1997 and the amount of the increase attributable to SMB since the SMB Acquisition (dollars in thousands):

                                                           CONSOLIDATED  IMPACT OF   CONSOLIDATED   NET DECREASE
                                                               1998       SMB 1998       1997        BEFORE SMB
                                                           ------------  ----------  ------------  --------------
Average interest-earning assets..........................   $1,694,365   $  567,759   $1,196,498     $  (69,892)
Interest income..........................................       36,060       11,933       26,081         (1,954)
    Yield................................................         8.44%        8.34%        8.65%        --

    The following table shows the average interest-earning assets and interest income for the first nine months of 1998 and 1997 and the amount of increase attributable to SMB since the SMB Acquisition (dollars in thousands):

                                                           CONSOLIDATED  IMPACT OF   CONSOLIDATED   NET DECREASE
                                                               1998       SMB 1998       1997        BEFORE SMB
                                                           ------------  ----------  ------------  --------------
Average interest-earning assets..........................   $1,657,631   $  567,971   $1,182,256     $  (92,596)
Interest income..........................................      104,982       31,814       74,839         (1,671)
    Yield................................................         8.47%        8.45%        8.46%

    Without the increase due to the SMB Acquisition, average earning assets declined by approximately $70 million and $93 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods of 1997. Without the increase due to the SMB Acquisition, interest income declined by approximately $2 million and $1.7 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods of 1997. The reduction in interest income for the three months ended September 30, 1998 versus the same period in 1997 is a result of both the decline in average interest-earning assets and the decline in yield on average earning assets. The reduction in interest income for the nine month periods ended September 30, 1998 compared to 1997 is a result of the decline in interest earning assets partially offset by the increase in yield.

    Interest expense for the three and nine month periods ended September 30, 1998 was $9.3 million and $27.6 million, respectively, compared with $7.4 million and $21.8 million for the same periods in 1997, respectively. The increase in 1998 compared to 1997 was due mostly to the increase in interest-bearing deposits from the SMB Acquisition.

    The following table shows the average interest-bearing liabilities and interest expense for the third quarter of 1998 and 1997 and the amount of increase attributable to SMB (dollars in thousands):

                                                           CONSOLIDATED  IMPACT OF   CONSOLIDATED   NET DECREASE
                                                               1998       SMB 1998       1997        BEFORE SMB
                                                           ------------  ----------  ------------  --------------
Average interest-bearing liabilities.....................   $1,077,509   $  386,176   $  805,682    $   (114,349)
Interest expense.........................................        9,318        3,202        7,440          (1,324)
    Cost.................................................         3.43%        3.29%        3.66%

    The following table shows the average interest-bearing liabilities and interest expense for the first nine months of 1998 and 1997 and the amount of increase attributable to SMB since the SMB Acquisition (dollars in thousands):

                                                           CONSOLIDATED  IMPACT OF   CONSOLIDATED   NET DECREASE
                                                               1998       SMB 1998       1997        BEFORE SMB
                                                           ------------  ----------  ------------  --------------
Average interest-bearing liabilities.....................   $1,072,233   $  386,067   $  795,795    $   (109,629)
Interest expense.........................................       27,636        8,737       21,770          (2,871)
    Cost.................................................         3.45%        3.41%        3.66%

    Without the increase due to the SMB Acquisition, average interest-bearing liabilities declined by approximately $114 million and $110 million for the three and nine months ending September 30, 1998 compared to the same periods of 1997. Without the increase due to the SMB Acquisition interest expense declined by approximately $1 million and $3 million for the three and nine month periods ended September 30, 1998 compared to the same periods of 1997. The decline in interest-bearing deposits and the cost of the deposits for the three and nine month periods was largely related to the downward pricing of higher cost time deposits and management's decision to close certain of its branches.

  ALLOWANCE FOR LOAN AND LEASE LOSSES

    During the nine month period ended September 30, 1998, the ALLL increased by approximately $5,009,000 from $15,894,000 at December 31, 1997 to $20,903,000 at
September 30, 1998 resulting from $450,000 of provision, $4,098,000 of net charge-offs and $8,657,000 added from the SMB Acquisition. The ratio of the allowance for loan and lease losses to total loans and leases was 1.59% at September 30, 1998, down slightly from 1.80% at December 31, 1997. The decrease resulted mainly from the charge-off of one real estate loan, acquired in the merger with SC Bancorp, which was subsequently found to have environmental problems that were not remedied during the quarter. Management continues to pursue aggressively recovery of all or part of this loan.

    During the three months ended September 30, 1998, approximately $4,396,000 of loans were charged to the Company's ALLL, and approximately $468,000 of loans were recovered resulting in net charge-offs for the period of approximately $3,928,000. For the nine months ended September 30, 1998, approximately $5,419,000 of loans were charged to the Company's ALLL, and approximately $1,321,000 of loans were recovered resulting in net charge-offs for the nine month period of approximately $4,098,000 or 0.45% of average loans and leases on an annualized basis.

    Nonperforming assets decreased by approximately $1,419,000 during the quarter ended September 30, 1998 from approximately $18,655,000 at June 30, 1998 to approximately $17,236,000 at September 30, 1998, due to a reduction of approximately $1,389,000 in nonaccrual loans and a decrease in OREO of approximately $30,000 during the period. Nonperforming assets decreased from 1.55% of total loans, leases and OREO at December 31, 1997 to 1.30% at September 30, 1998. The coverage of ALLL to nonperforming assets increased from 115.6% at December 31, 1997 to 121.3% at September 30, 1998.

    Based on current information available, including the Company's quarterly migration analysis of loan and lease losses, the improved economic condition, the continued improvement in credit quality in the loan portfolio and continued adherence to established credit policies, management believes the ALLL is adequate at September 30, 1998.

  NON-INTEREST INCOME

    The following tables show the details of non-interest income for the three month periods ended September 30, 1998 and 1997. Due to the purchase accounting treatment of the SMB Acquisition, the 1997 numbers do not include SMB:

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------------------------------
                                                                                1998
                                                               ---------------------------------------      1997
                                                                           THE COMPANY                  -------------
                                                                  SMB      WITHOUT SMB   CONSOLIDATED   CONSOLIDATED
                                                               ---------  -------------  -------------  -------------
                                                                                   (IN THOUSANDS)
Service charges and fees on deposit accounts and other
  fees.......................................................  $   1,257    $   1,544      $   2,801      $   1,794
Trust fees...................................................        979       --                979         --
Escrow fees..................................................     --              217            217            214
Securities gains.............................................         49          228            277         --
Other income.................................................         28          354            382            394
                                                               ---------       ------         ------         ------
    Total non-interest income................................  $   2,313    $   2,343      $   4,656      $   2,402
                                                               ---------       ------         ------         ------
                                                               ---------       ------         ------         ------

    The following tables show the details of non-interest income for the nine month periods ended September 30, 1998 and September 30, 1997. Due to the purchase accounting treatment of the SMB Acquisition, the 1997 numbers do not include SMB:

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                               -----------------------------------------------------
                                                                                1998
                                                               --------------------------------------      1997
                                                                           THE COMPANY                 -------------
                                                                  SMB      WITHOUT SMB   CONSOLIDATED  CONSOLIDATED
                                                               ---------  -------------  ------------  -------------
                                                                                  (IN THOUSANDS)
Service charges and fees on deposit accounts and other
  fees.......................................................  $   2,783    $   5,122     $    7,905     $   5,295
Trust fees...................................................      2,594       --              2,594        --
Escrow fees..................................................     --              748            748           551
Gain on sale of loans and other assets.......................     --           --             --                78
Securities gains.............................................         49          383            432           342
Other income.................................................        121          714            835         1,164
                                                               ---------       ------    ------------       ------
    Total non-interest income................................  $   5,547    $   6,967     $   12,514     $   7,430
                                                               ---------       ------    ------------       ------
                                                               ---------       ------    ------------       ------

    Before giving effect to the SMB Acquisition, non-interest income decreased by $59,000 for the three months ended September 30, 1998 compared to the same period for 1997, due largely to a decrease in service charges and fees of $250,000 offset by the gain on sale of securities in the amount of $228,000. However, non-interest income has decreased $463,000 for the nine month period ended September 30, 1998 compared to the same period of 1997. This decline is due primarily to a decrease in other income of $450,000, offset partially by an increase in escrow fees of $197,000. Trust fees are generated from the approximately $710 million of assets held in trust by SMB as of September 30, 1998.

  NON INTEREST EXPENSE

    The following table shows the details of non-interest expense for the three month periods ended September 30, 1998 and 1997. Due to purchase accounting treatment of the SMB Acquisition, the 1997 numbers do not include SMB:

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                              ----------------------------------------------------
                                                                               1998
                                                              --------------------------------------      1997
                                                                          THE COMPANY                 ------------
                                                                 SMB      WITHOUT SMB   CONSOLIDATED  CONSOLIDATED
                                                              ---------  -------------  ------------  ------------
                                                                                 (IN THOUSANDS)
Salaries and benefits.......................................  $   2,872    $   5,220     $    8,092    $    6,457
Occupancy, furniture and equipment..........................      1,274        1,414          2,688         1,867
Advertising and business development........................        166          (63)           103           345
Other real estate owned.....................................        (48)          61             13           266
Professional services.......................................        166          879          1,045         1,026
Telephone, stationery and supplies..........................        277          523            800           648
Data processing.............................................        103          507            610           411
Customer services cost......................................         36          370            406           308
Other.......................................................        214        1,422          1,636         1,059
                                                              ---------  -------------  ------------  ------------
Operating non-interest expense..............................      5,060       10,333         15,393        12,387
  Goodwill amortization.....................................      1,975          634          2,609           637
                                                              ---------  -------------  ------------  ------------
  Total non-interest expense................................  $   7,035    $  10,967     $   18,002    $   13,024
                                                              ---------  -------------  ------------  ------------
                                                              ---------  -------------  ------------  ------------

    The following tables show the details of non-interest expense for the nine month periods ended September 30, 1998 and 1997. Due to purchase accounting treatment of the SMB Acquisition, SMB results are not included in the 1997 numbers:

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                             ----------------------------------------------------
                                                                              1998
                                                             --------------------------------------      1997
                                                                         THE COMPANY                 ------------
                                                                SMB      WITHOUT SMB   CONSOLIDATED  CONSOLIDATED
                                                             ---------  -------------  ------------  ------------
                                                                                (IN THOUSANDS)
Salaries and benefits......................................  $   8,700    $  17,117     $   25,817    $   19,172
Occupancy, furniture and equipment.........................      2,959        5,057          8,016         5,756
Advertising and business development.......................        489          180            669           941
Other real estate owned....................................       (143)         (49)          (192)          335
Professional services......................................        406        2,296          2,702         2,779
Telephone, stationery and supplies.........................        828        1,409          2,237         2,068
Data processing............................................        166        1,570          1,736         1,202
Customer services cost.....................................         73        1,175          1,248           867
Other......................................................        947        3,165          4,112         4,327
                                                             ---------  -------------  ------------  ------------
Operating non-interest expense.............................     14,425       31,920         46,345        37,447
  Goodwill amortization....................................      5,266        1,904          7,170         1,907
  Merger costs.............................................     --           --             --             3,470
                                                             ---------  -------------  ------------  ------------
  Total non-interest expense...............................  $  19,691    $  33,824     $   53,515    $   42,824
                                                             ---------  -------------  ------------  ------------
                                                             ---------  -------------  ------------  ------------

    Before giving effect to the SMB Acquisition and excluding goodwill in both years and merger related expenses in 1997, operating non-interest expense declined by $2,054,000 and $5,527,000 for the three and nine month periods ended September 30, 1998 compared to the same periods of 1997, respectively. The reduction was in almost every category listed above as combined resources of all banks acquired were applied to achieve increased efficiencies, especially in salaries, benefits and other operating expenses.

    The efficiency ratio (operating expense before goodwill amortization and merger costs divided by net interest income plus non-interest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. Due to the efficiency improvements discussed above, the Company's efficiency ratio improved from 58.9% in the third quarter of 1997 to 49.0% in the third quarter of 1998.

CREDIT QUALITY AND ANALYSIS

    The Company defines nonperforming assets to include (i) loans on which it has ceased to accrue interest ("Nonaccrual Loans") and (ii) foreclosed real estate owned. "Impaired loans" are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category of "nonaccural loans," although the two categories overlap. "Nonaccrual loans" include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, the impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

    Planned-workout arrangements are currently in place for substantially all nonperforming assets, and, unless there are any unexpected changes in the financial condition of the borrowers, management is not aware of any additional significant loss potential that has not already been included in the ALLL.

    The following table shows the historical trends in nonperforming assets and comparative key credit statistics at the Company:

CREDIT QUALITY MEASURES
  (DOLLARS IN THOUSANDS)

                                                                                                AT OR
                                                                                               FOR THE
                                                                                                 YEAR
                                                   AT OR FOR THE QUARTER ENDED                  ENDED
                                     --------------------------------------------------------  --------
                                       30-SEP      30-JUN      31-MAR       31-DEC    30-SEP    31-DEC
                                        1998        1998        1998         1997      1997      1996
                                     ----------  ----------  ----------    --------  --------  --------
Loans past due 90 days and still
  accruing.........................  $      435  $    2,495  $   --        $     31  $  1,267  $    193
Nonaccrual loans and leases........      12,320      13,709      11,713(1)    7,488     9,468    16,157
Other real estate owned............       4,916       4,946       7,508(2)    6,261     8,354     7,082
                                     ----------  ----------  ----------    --------  --------  --------
  Nonperforming assets.............      17,236      18,655      19,221      13,749    17,822    23,239
Impaired loans gross...............      12,322      16,192      17,579      13,482    14,960    21,034
Allocated reserves.................         875       2,274         679         679       418     2,172
                                     ----------  ----------  ----------    --------  --------  --------
  Net investment in impaired
    loans..........................      11,447      13,918      16,900      12,803    14,542    18,862
Charge-offs........................       4,396         727         296         422     1,461     4,675
Recoveries.........................         468         273         580         481       551     1,123
                                     ----------  ----------  ----------    --------  --------  --------
  Net charge-offs..................       3,928         454        (284)        (59)      910     3,552
Allowance for loan and lease losses
  ("ALLL").........................      20,903      24,681      24,985      15,894    15,160    15,757
Loans and leases, net of deferred
  fees and costs...................   1,316,670   1,274,611   1,253,887     880,734   874,283   817,358
Average loans and leases for the
  quarter, net of deferred fees and
  costs............................   1,289,639   1,265,049   1,128,806     868,466   854,323   601,115
ALLL to loans and leases...........       1.59%       1.94%       1.99%       1.80%     1.73%     1.93%
ALLL to nonaccrual loans and
  leases...........................      169.7%      180.0%      213.3%      212.3%    160.1%     97.5%
ALLL to nonperforming assets.......      121.3%      132.3%      130.0%      115.6%     85.1%     67.8%
Nonperforming assets to loans,
  leases and OREO..................       1.30%       1.46%       1.52%       1.55%     2.02%     2.82%
Annualized net charge-offs
  (recoveries) to average loans and
  leases...........................       1.22%       0.14%      (0.10%)     (0.03%)    0.43%
Full year net charge-offs to
  average loans and leases.........                                           0.31%               0.59%

------------------------

(1) Includes approximately $2.2 million related to the January 27, 1998 SMB Acquisition.

(2) Includes approximately $3.3 million related to the January 27, 1998 SMB Acquisition.

    The Company has established a monitoring system for its loans in order to identify impaired loans potential problem loans and to permit periodic evaluation of impairment and the adequacy of the ALLL in a timely manner. The monitoring system and ALLL methodology have evolved over a period of years and loan classifications have been incorporated into the determination of the ALLL. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to the unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, risk levels of particular loan categories, internal loan review and oversight, and concentrations in the portfolio.

    Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are well-secured and in the process of collection or renewal

    At September 30, 1998, the Company had approximately $12,322,000 of loans, which were considered impaired, compared with $16,192,000 at June 30, 1998. Specific reserves of approximately $875,000 were established for certain impaired loans in addition to reserves estimated in the quarterly ALLL review. Of these loans, approximately $12,320,000 are on a nonaccrual status. Nonaccrual loans decreased by $1,389,000 to $12,320,000 and other real estate owned decreased by $30,000 during the quarter.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

    On a stand-alone basis, the Company's sources of liquidity include dividends from the Banks and outside borrowings. The amount of dividends that the Banks can pay to the Company is restricted by regulatory guidelines.

    The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities at the Banks. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

    Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits.

    To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in federal funds sold, certificates of deposits with other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and investment securities available for sale) as a percent of total deposits are 28.1% and 35.7% as of September 30, 1998 and December 31, 1997, respectively.

INCOME TAXES

    The Company's normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. The Company's actual effective income tax rates were 50.0% and 44.0% for the three months ended September 30, 1998 and 1997, respectively, and 49.5% and 51.6% for the nine month periods ending September 30, 1998 and 1997, respectively. The actual effective tax rates are higher during the 1998 periods largely as a result of nondeductible goodwill. The actual effective tax rates are higher during the 1997 periods as a result of nondeductible goodwill and nondeductible merger costs (nine month period only).

REGULATORY MATTERS

    The regulatory capital guidelines as well as the actual regulatory capital ratios for SCB, SMB and the Company on a consolidated basis, as of September 30, 1998, follow:

                                                    REGULATORY REQUIREMENTS
                                                  ----------------------------                ACTUAL
                                                  ADEQUATELY        WELL        ----------------------------------
                                                  CAPITALIZED    CAPITALIZED       SCB        SMB     CONSOLIDATED
                                                  -----------  ---------------  ---------  ---------  ------------
                                                   (GREATER THAN OR EQUAL TO
                                                       STATED PERCENTAGE)
Tier 1 leverage capital ratio...................       4.00%          5.00%         8.85%      7.75%        7.98%
Tier 1 risk-based capital ratio.................       4.00%          6.00%         9.86%     10.20%        9.72%
Total risk-based capital........................       8.00%         10.00%        10.93%     11.46%       10.97%

YEAR 2000 RISKS AND PREPAREDNESS

    Many existing computer programs use only two digits to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 or possibly earlier. The Year 2000 issue affects the Company in that the financial services business is highly dependent on computer applications in a variety of ways, including the following: (i) the Company relies on computer systems in almost all aspects of its business, including the processing of deposits, loans and other services and products offered to customers as well as for certain environmental issues such as heating, ventilation and air conditioning in the buildings in which the Company conducts its business, the failure of which in connection with the Year 2000 could cause systemic disruptions and failures in the products and services offered by the Company; (ii) other banks, clearing houses and vendors whose products and services the Company uses are at risk of systemic disruptions and potential failures in the event that such entities have not adequately addressed their Year 2000 issues prior to the Year 2000; (iii) the creditworthiness of borrowers of the Company and the stability of deposits of the Company might be diminished by significant disruptions of their business as a result of their own or others' failure to address adequately the Year 2000 issue prior to the Year 2000; and (iv) federal banking agencies have issued interagency guidance on the business-wide risk posed to financial institutions by the Year 2000 problem pursuant to which the federal banking agencies may take supervisory action against financial institutions that fail to address appropriately Year 2000 issues prior to the Year 2000, including formal and informal enforcement actions, the denial of applications to the federal banking agencies, civil money penalties and a reduction in the management component rating of the institution's composite rating.

    In order to address the Year 2000 issues facing the Company, the management of the Company initiated a program to prepare the Company's computer systems and applications for the Year 2000. As the primary focus of the Year 2000 Plan, the Company has converted the Banks to target systems identified and believed to be Year 2000 compliant. The Company has divided its Year 2000 Plan into five phases, and the Company charts its progress in each of those phases. The following is the Company's progress in each of the phases as an approximate percentage of completion of that phase as of September 30, 1998:

                                                                                          APPROXIMATE
PHASE                                                                               PERCENTAGE OF COMPLETE
---------------------------------------------------------------------------------  -------------------------
Awareness........................................................................                100%
Assessment.......................................................................                100%
Renovation.......................................................................                 80%
Validation.......................................................................                 10%
Implementation...................................................................                 40%

    Pursuant to the Year 2000 Plan, the Company expects to substantially complete validation of its mission-critical systems and the computer-related interactive vendor systems by December 31, 1998 and to complete all validation by June 30, 1999. In addition, the Company expects to complete all phases of its Year 2000 Plan by June 30, 1999. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare for the Year 2000. Validation and conversion of primary system applications and hardware is expected to cost approximately $1,100,000, of which approximately $148,000 has been expensed through September 30, 1998. The remainder will be expensed in the fourth quarter of 1998 and in fiscal 1999. This cost estimate does not include costs associated with infrastructure and facilities enhancements required in connection with operational consolidations due to the Company's prior, current or future acquisitions. A significant portion of the cost to the Company in connection with becoming Year 2000 compliant is expected to be derived from the redeployment of existing technology and operations resources rather than incremental costs to the Company.

    As a part of the Year 2000 Plan, the Company is not only undertaking the infrastructure and facilities enhancement and validation necessary to ensure that the Company is adequately prepared for the Year 2000, but the Company is also communicating with its vendors upon whose services the Company relies to ensure that such vendors are taking appropriate steps to address their Year 2000 issues. In addition, as part of the credit review process, the Company is communicating with its major borrowers in an effort to ensure that such borrowers have taken appropriate steps to address their Year 2000 issues and will not be materially affected by any Year 2000 problems. The Company is communicating with its major deposit customers as well in an effort to ensure deposit stability. The Company is also preparing contingency plans to try to minimize the harm to the Company in the event that the Company or any or all of the third parties with which it interacts is unable to attain Year 2000 compliance. The contingency plans being prepared are system and application specific and are intended to ensure that in the event that one or more of such systems and/or applications fail by or at the Year 2000, the Company will be able to engage in its core business functions in spite of such failure.

    Although the Company believes that its Year 2000 Plan and other steps being taken are adequate to ensure that it will not be materially affected by the Year 2000 problem, there can be no assurance that the Year 2000 Plan and the Company's other Year 2000 remedial and contingency plans will fully protect the Company from the risks associated with the Year 2000 problem. The analysis of, and preparation for, the Year 2000 and related problems necessarily rely on a variety of assumptions about future events, and there can be no assurance that the Company's management has accurately predicted such future events or that the remedial and contingency plans of the Company will adequately address such future events. In the event that the businesses of the Company, vendors of the Company or customers of the Company are disrupted as a result of the Year 2000 problem, such disruption could have a material adverse effect on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. At December 31, 1997 and September 30, 1998, the Company had no material on or off balance sheet derivatives. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, FRB and FHLB stock, investment securities, deposits and borrowings. At December 31, 1997, the Company reported that it had $1.2 billion in interest sensitive assets and $782 million in interest sensitive liabilities. At September 30, 1998, the Company's interest sensitive assets, before the allowance for loan and lease losses, and interest sensitive liabilities totaled approximately $1.7 billion and $1.1 billion, respectively. The increases in such assets and liabilities from December 31, 1997 to September 30, 1998 were largely the result of the SMB Acquisition. See "Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements."

    The yield on interest sensitive assets and the cost of interest sensitive liabilities for the third quarter of 1998 was 8.44% and 3.43%, respectively, compared to 8.27% and 3.65%, respectively, at December 31, 1997. The increase in the yield on interest sensitive assets is primarily a result of the percentage of average loans to average interest sensitive assets increasing from approximately 72% at December 31, 1997 to 79% for the quarter ended September 30, 1998. The decrease in the cost of interest sensitive liabilities is primarily a result of the reduction in the rates paid on higher cost deposits over the same period.

    The Company's interest sensitive assets and interest sensitive liabilities were reported to have estimated fair values of $1.2 billion and $783 million, respectively, at December 31, 1997. The interest sensitive assets and interest sensitive liabilities acquired in the SMB Acquisition were recorded at their estimated fair values on the January 27, 1998 acquisition date. Management has estimated that the market discount on interest sensitive assets (which reflects the allowance for loan and lease losses) versus book value (before the allowance for loan and lease losses) has increased from approximately $20 million at December 31, 1997 to $23 million at September 30, 1998, while the discount on interest sensitive liabilities has remained at approximately $1 million over the same period. As a result, the estimated fair values of interest sensitive assets and liabilities was approximately $1.7 billion and $1.1 billion, respectively at September 30, 1998.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits:

 EXHIBIT
 NUMBER                                             DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
 2.1       Agreement and Plan of Merger, dated as of October 6, 1998, between Western Bancorp and PNB
             Financial Group, Inc.(Exhibit 2.1 to Western Bancorp's Current Report on Form 8-K dated
             October 21, 1998 incorporated herein by reference)
 3.1       Restated Articles of Incorporation of Western Bancorp (Exhibit 3.6 of Registration Statement
             No. 333-26915 incorporated herein by reference)
 3.3       Restated Bylaws of Western Bancorp approved on October 10, 1997 (Exhibit 3.2 of Registration
             Statement No. 333-35271 incorporated herein by reference)
 4.1       Form of certificate representing shares of common stock of Western Bancorp (Exhibit 3.1 to
             Western Bancorp's Current Report on Form 8-K dated June 18, 1997 incorporated herein by reference)
10.1       Third Amendment to Revolving Credit Agreement, First Amendment to Pledge Agreement and Waiver,
             dated January 26, 1997. (Exhibit 10.2 of the Company's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1997 and incorporated herein by reference)
10.2       Amended and Restated 1993 Stock Option Plan (Exhibit 10.1 of the Company's Proxy Materials for
             the 1998 Annual Meeting of Shareholders filed on Schedule 14A and incorporated herein by reference)
10.3       Western Bancorp Executive Severance Policy. (Exhibit 10.8 of the Company's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)
11.1       Computation of Per Share Earnings (See Note 6 of Notes to Unaudited Condensed Consolidated
             Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q)
27.1       Financial Data Schedule

REPORTS ON FORM 8-K

    On August 6, 1998, the Company filed a Current Report on Form 8-K announcing, under Item 5, the signing of a definitive agreement to acquire Peninsula Bank of San Diego and second quarter financial results.

    On August 7, 1998, the Company filed a Current Report on Form 8-K which included, under Item 5, certain documents and reports filed by BKLA pursuant to the Securities Exchange Act of 1934, as amended.

    On September 11, 1998, the Company filed a Current Report on Form 8-K announcing, under Item 5, the declaration of a cash dividend.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WESTERN BANCORP

Date: November 12, 1998                          /s/ ARNOLD C. HAHN
                                     -----------------------------------------
                                                  Arnold C. Hahn,
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

Date: November 12, 1998                      /s/ JULIUS G. CHRISTENSEN
                                     -----------------------------------------
                                               Julius G. Christensen,
                                             EXECUTIVE VICE PRESIDENT,
                                           GENERAL COUNSEL AND SECRETARY