Form 10-K
period 1998-12-31
WESTERN BANCORP
filed 1999-03-29
CIK 721670

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

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

                 Registrant's telephone number: (949) 863-2444

                            ------------------------

     Securities registered pursuant to Section 12(b) of Exchange Act: None
        Securities registered pursuant to Section 12(g) of Exchange Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes__X__No_____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices on the Nasdaq National Market on March 1, 1999 of $30.66 was in excess of $481,694,693.

    Number of registrant's shares of Common Stock outstanding as of March 1, 1999 was 20,891,784.

    Documents incorporated by reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           10-K CROSS-REFERENCE INDEX

    This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 1998 results.

                                                                                                             PAGE
                                                                                                             ---
10-K Cross-Reference Index.................................................................................   i
Table of Defined Terms.....................................................................................  iii

PART I.....................................................................................................   1

  ITEM 1. Business.........................................................................................   1
    General................................................................................................   1
    Strategic Evolution....................................................................................   2
    Capital Transactions...................................................................................   5
    Management Changes.....................................................................................   7
    Business of the Company................................................................................   8
    Statistical Disclosure.................................................................................  14
    Supervision and Regulation.............................................................................  14
    Available Information..................................................................................  16

  ITEM 2. Properties.......................................................................................  17
    SCB Properties.........................................................................................  17
    SMB Properties.........................................................................................  18

  ITEM 3. Legal Proceedings................................................................................  19
    General................................................................................................  19
    PDI Litigation.........................................................................................  19
    FIP Litigation.........................................................................................  19
    First Pension Litigation...............................................................................  20
    Smart Clothes Litigation...............................................................................  21

  ITEM 4. Submission of Matter to a Vote of Security Holders...............................................  21

PART II....................................................................................................  21

  ITEM 5. Market for Company Common Stock and Related Security Holder Matters..............................  21
    Marketplace Designation and Sales Price Information....................................................  21
    Dividends..............................................................................................  22
    Recent Sales of Unregistered Securities................................................................  23

  ITEMS 6, 7 and 7A. Selected Financial Data; Management's Discussion and Analysis of Financial Condition
    and Results of Operations; and Qualitative and Quantitative Disclosure About Market Risk...............  23
    Overview...............................................................................................  23
    Selected Financial Data................................................................................  24
    Balance Sheet Analysis.................................................................................  26
    Liquidity, Interest Rate Risk and Market Risk..........................................................  42
    Results of Operations..................................................................................  45
    Recent Accounting Pronouncements.......................................................................  53
    Year 2000 Readiness Disclosure.........................................................................  53

                                                                                                             PAGE
                                                                                                             ---
  ITEM 8. Financial Statements and Supplementary Data......................................................  56
    Contents...............................................................................................  56
    Independent Auditors' Reports..........................................................................  57
    Consolidated Balance Sheets............................................................................  63
    Consolidated Statements of Operations..................................................................  64
    Consolidated Statement of Comprehensive Income.........................................................  65
    Consolidated Statements of Changes in Shareholders' Equity.............................................  66
    Consolidated Statements of Cash Flows..................................................................  67
    Notes to Consolidated Financial Statements.............................................................  69

  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............  112

PART III...................................................................................................  112

  ITEM 10. Directors and Executive Officers of the Company.................................................  112
    Directors..............................................................................................  112
    Committees of the Board of Directors...................................................................  114
    Compensation Committee Interlocks and Insider Participation............................................  116
    Executive Officers.....................................................................................  117

  ITEM 11. Executive Compensation..........................................................................  119
    Executive Compensation.................................................................................  119
    Compensation of Directors..............................................................................  120
    Employment Arrangements................................................................................  121
    Executive Severance Plan...............................................................................  122
    Performance Graph......................................................................................  122
    Section 16 Reporting...................................................................................  123

  ITEM 12. Security Ownership of Certain Beneficial Owners and Management..................................  123

  ITEM 13. Certain Relationships and Related Transactions..................................................  126
    Banking Transactions...................................................................................  126
    Investment Banking Services............................................................................  126
    The 1998 Private Placement.............................................................................  127

  ITEM 14. Exhibits and Reports on Form 8-K................................................................  128
    Exhibits...............................................................................................  128
    Reports on Form 8-K....................................................................................  130
    Signatures.............................................................................................  131

                             TABLE OF DEFINED TERMS

                                                                                                             PAGE
                                                                                                             ----
1995 Private Placement.....................................................................................    6
1995 Private Placement Shares..............................................................................    6
1996 Private Placement.....................................................................................    6
1996 Private Placement Investors...........................................................................    6
1996 Private Placement Shares..............................................................................    6
1998 Private Placement.....................................................................................    6
1998 Private Placement Investors...........................................................................    6
1998 Private Placement Shares..............................................................................    6
Annual Report..............................................................................................    2
Bank Defendants............................................................................................   20
Banks......................................................................................................    1
BHC Act....................................................................................................    1
BKLA.......................................................................................................    4
BKLA Acquisition...........................................................................................    4
BKLA Common Stock..........................................................................................   77
Board......................................................................................................    1
Cash Consideration.........................................................................................    4
Cash Liquidity.............................................................................................   27
CCB........................................................................................................    3
CCB Common Stock...........................................................................................   19
CCB Merger.................................................................................................    3
CCB Private Placement......................................................................................    7
CGCL.......................................................................................................    5
Company....................................................................................................    1
Company Common Stock.......................................................................................    2
Credit Agreement...........................................................................................   22
Commission.................................................................................................   16
DFI........................................................................................................   22
Evan's Action..............................................................................................   20
Exchange Act...............................................................................................   16
FDIC.......................................................................................................   14
FHLB.......................................................................................................   88
FIP........................................................................................................   19
FRB........................................................................................................   15
Fund.......................................................................................................    6
Funds......................................................................................................  126
Initial Shares.............................................................................................   19
Impaired Loans.............................................................................................   36
KSOP.......................................................................................................   96
Monarch....................................................................................................    1
Mortgage Division..........................................................................................    9
NBSC.......................................................................................................    3
Note.......................................................................................................    2
NQSO.......................................................................................................  105
OREO.......................................................................................................   40
Pacific....................................................................................................    1
Pacific Merger.............................................................................................    1
PDI........................................................................................................   19

                                                                                                             PAGE
                                                                                                             ----
PDI Litigation.............................................................................................   19
Plan.......................................................................................................  105
PNB........................................................................................................    5
PNB Common Stock...........................................................................................    5
PNB Merger.................................................................................................    5
PNB Mortgage...............................................................................................    9
Regulation D...............................................................................................    6
Reverse Stock Split........................................................................................    6
Rights Offering............................................................................................    7
Rouseau Action.............................................................................................   20
RSA........................................................................................................   43
RSL........................................................................................................   43
SAC Reports................................................................................................   40
SARs.......................................................................................................  120
Salary Continuation Agreement..............................................................................  121
SCB........................................................................................................    1
SCB Bank Merger............................................................................................   24
SCB Merger.................................................................................................    3
Severance Plan.............................................................................................  122
Securities Act.............................................................................................    6
SFAS 123...................................................................................................   74
SFAS 130...................................................................................................   74
SFAS 131...................................................................................................   74
SFAS 132...................................................................................................   75
SFAS 133...................................................................................................   75
SFAS 134...................................................................................................   75
Smart Clothes..............................................................................................   21
SMB........................................................................................................    1
SMB Acquisition............................................................................................    3
SMB Common Stock...........................................................................................    4
Standby Agreements.........................................................................................    6
Stock Based Compensation...................................................................................  121
Stock Consideration........................................................................................    4
Western Acquisition........................................................................................    2
WTB........................................................................................................   21
Year 2000 Plan.............................................................................................   54
Zwick Action...............................................................................................   20

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Western Bancorp, formerly Monarch Bancorp (the "Company"), was organized on May 20, 1983 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Monarch Bank ("Monarch"), a California state-chartered bank. The Company commenced operations on June 18, 1984. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Board").

    At December 31, 1998, the Company had three banking subsidiaries, Santa Monica Bank ("SMB"), Southern California Bank ("SCB") and Pacific National Bank ("Pacific"). On February 26, 1999 the Company merged Pacific with and into SCB with SCB being the surviving bank (the "Pacific Merger"). Unless indicated otherwise, references to SCB herein refer to the combined entity, and historical financial data with respect to SCB have been restated to reflect the financial data for the combined entity. See "--Strategic Evolution--PNB MERGER." The Company's principal business is to provide, through its two banking subsidiaries, financial services throughout Southern California. Each of SCB and SMB (together, the "Banks") is a California state-chartered bank and wholly-owned subsidiary of the Company. Unless the context otherwise requires, references to the Company refer to the Company and the Banks on a consolidated basis. At December 31, 1998 the Company had total assets of approximately $2.6 billion. At December 31, 1998, SMB had total assets of approximately $1.4 billion and SCB had total assets of approximately $1.2 billion after giving effect to the Pacific Merger. Currently, the Company's primary market areas are the western part of Los Angeles County, Orange County and San Diego County, California. Since January 27, 1998, when the Company acquired Santa Monica Bank through the merger of Santa Monica Bank with and into Western Bank, with the name of Western Bank changed to "Santa Monica Bank", the Company has served the western part of Los Angeles County through SMB. The Company serves Orange County and parts of southern Los Angeles County and northern San Diego County through SCB. The Company also provides mortgage banking services through PNB Mortgage, a division of SCB, and its four full service residential mortgage loan offices located in Irvine, Santa Ana, San Diego and Dublin, California, and its five mortgage loan production offices in Honolulu, Hawaii; Bellevue, Washington; and Phoenix, Tucson and Prescott, Arizona.

    The Banks are full-service community banks offering a broad range of banking products and services, including accepting time and demand deposits, originating commercial loans, consumer loans, real estate loans and mortgage loans, providing trust and escrow services, and making other investments. The Banks' loans are primarily short-term and adjustable rate. At December 31, 1998, the gross loans of the Banks totaled approximately $1.7 billion of which approximately 35% consisted of commercial loans, 56% consisted of real estate loans and 9% consisted of consumer loans. Special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks. The Company also offers residential mortgage services through PNB Mortgage, a division of SCB. During 1998, SCB originated approximately $1.6 billion in mortgage loans. In addition, SMB maintains a trust department established in 1968 with over $771 million in assets under administration at December 31, 1998.

    The Company, through the Banks, derives its income primarily from interest received on real estate loans, commercial loans and consumer loans and, to a lesser extent, fees from the sale of mortgage loans originated, interest on investment securities, fees received in connection with loans and other services offered, including loan servicing and trust, escrow and deposit services. The Company's major operating expenses are the interest it pays on deposits and on borrowings and general operating expenses. The Banks rely on a foundation of locally generated deposits. Management believes it has a relatively low cost of funds due to a high percentage of low cost and non-interest bearing deposits. The Company's operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal government and of the regulatory authorities that govern financial institutions. See "--Supervision and Regulation."

    The Company is committed to running the Banks as premier relationship-based, community banks in Southern California serving the needs of small- to medium-sized businesses and the owners and employees of those businesses. The strategy for serving the Company's target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of the Company's customers, emphasizing superior service and relationships rather than transaction volume.

    The Company operates in two business segments: banking and mortgage banking. These segments are discussed in more detail below under the heading "Business of the Company" and in Note 21 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

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

  WESTERN ACQUISITION

    On September 30, 1996 the Company acquired all of the issued and outstanding shares of common stock of Western Bank (the "Western Acquisition"), a California state-chartered bank operating in the western part of Los Angeles County in California. At that time, Western Bank had five branch offices, including its head office in Westwood. The Company paid $17.25 per share in cash for each of the 3,543,156 then outstanding shares of common stock of Western Bank, or approximately $61.1 million, and an additional $5.5 million representing the difference between $17.25 and the various exercise prices of the 425,724 outstanding options to purchase shares of common stock of Western Bank. The aggregate net consideration paid in the Western Acquisition was approximately $66.6 million. The Western Acquisition was accounted for under the purchase method of accounting. Consequently, the results of operations contained herein include Western Bank only from the date of the Western Acquisition.

    The Company funded the purchase price in the Western Acquisition with (i) the issuance of approximately 3,076,045 shares of common stock, no par value, of the Company ("Company Common Stock") in the 1996 Private Placement described below under "--Capital Transactions" for approximately $42.2 million, net of approximately $0.9 million in issuance costs incurred, and (ii) from the proceeds of a three year loan of $26.5 million (the "Note") from The Northern Trust Company. A $15.5 million dividend was declared by Western Bank concurrently with the completion of the Western Acquisition and paid to the Company, which was used to reduce the outstanding balance on the Note to $11.0 million. The Company paid $1.4 million in investment banking fees and incurred approximately $700,000 in other acquisition-related costs. These expenses were capitalized as part of goodwill. Following consummation of the Western Acquisition, Western Bank was operated as a wholly-owned subsidiary of the Company, servicing targeted customers of the Company in the western part of Los Angeles County in California with five branch offices including its headquarters in Westwood, California.

  CCB MERGER

    On June 3, 1997, the Company Common Stock was designated for quotation on the Nasdaq National Market-Registered Trademark-. On June 4, 1997, California Commercial Bankshares, a bank holding company ("CCB"), merged with and into the Company (the "CCB Merger") in a transaction accounted for using the pooling-of-interests method of accounting. In the CCB Merger, 3,043,226 shares of Company Common Stock were issued to holders of common stock of CCB based on a 1-for-1 exchange ratio (after giving effect to the 8.5-to-1.0 Reverse Stock Split described below under "--Capital Transactions"), and all of the then outstanding shares of common stock of CCB were canceled. As a part of the CCB Merger, Monarch was merged with and into National Bank of Southern California, a wholly-owned subsidiary of CCB prior to the CCB Merger ("NBSC"). Following consummation of the CCB Merger, NBSC was operated as a wholly-owned subsidiary of the Company, servicing the Company's targeted customers in Orange County, California with seven branch offices including its headquarters in Newport Beach, California.

    The financial information as of all dates and for all periods prior to the CCB Merger that is presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company and CCB as if the CCB Merger had been in effect as of all dates and for all periods presented. Upon consummation of the CCB Merger, the Company charged to expense after-tax merger costs of approximately $3.0 million, representing investment banking fees of $1.4 million and other acquisition-related costs including filing and professional fees, employee compensation, and costs of computer conversions and consolidation.

  SCB MERGER

    On October 10, 1997, SC Bancorp, a bank holding company, merged with and into the Company (the "SCB Merger") in a transaction accounted for using the pooling-of-interests method of accounting. In the SCB Merger approximately 3,555,500 shares of Company Common Stock (prior to adjustment for fractional shares) were issued based on a 0.4556-for-1 exchange ratio, and all of the then issued and outstanding shares of common stock of SC Bancorp were cancelled. On December 15, 1997, the Company merged NBSC with and into SCB, a wholly-owned subsidiary of SC Bancorp prior to the SCB Merger. Thereafter, SCB has operated as a wholly-owned subsidiary of the Company, servicing the Company's targeted customers in southern Los Angeles County, Orange County and northern San Diego County, California, with 21 branch offices as of December 31, 1997, including its head office in Newport Beach, California. During 1998, SCB closed six of its branches, five as a result of the SCB Merger, leaving 15 branches at December 31, 1998.

    The financial information as of all dates and for all periods prior to the SCB Merger that is presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company and SC Bancorp as if the SCB Merger had been in effect as of all dates and for all periods presented. In conjunction with the SCB Merger, the Company charged to expense after-tax merger costs of approximately $8.8 million, representing investment banking fees of $1.8 million and other acquisition-related costs including filing and professional fees, expenses related to branch closures, interest rate swap termination fees, employee compensation, and costs of computer conversions and consolidation. In addition, the Company realized tax benefits of $1.8 million as a result of SC Bancorp employee and director options being converted into Company Common Stock.

  SMB ACQUISITION

    On January 27, 1998, the Company acquired Santa Monica Bank through the merger of Santa Monica Bank with and into Western Bank with Western Bank being the surviving corporation (the "SMB Acquisition"). As part of the SMB Acquisition, the name of Western Bank was changed to "Santa

Monica Bank." Upon the SMB Acquisition becoming effective, each share of common stock, $3.00 par value, of Santa Monica Bank (the "SMB Common Stock") issued and outstanding at the time was converted into the right to receive either (i) $28.00 in cash (the "Cash Consideration") or (ii) 0.875 shares of Company Common Stock (the "Stock Consideration"). Of the 7,084,244 shares of SMB Common Stock outstanding at the time of the SMB Acquisition, approximately 57.2 percent elected to receive the Cash Consideration, resulting in a payment of approximately $113,451,000 in the aggregate, and approximately 42.8 percent received the Stock Consideration resulting in the issuance of approximately 2,653,000 shares of Company Common Stock. In order to fund a part of the Cash Consideration payments, the Company issued an additional 2,327,550 shares of Company Common Stock in the 1998 Private Placement, described below under "Capital Transactions", for $65,171,400 in the aggregate. Accordingly, in the aggregate, approximately 4,980,550 shares of Company Common Stock were issued in connection with the SMB Acquisition. The total value of the consideration paid in the SMB Acquisition was approximately $198.4 million in Company Common Stock and cash. The SMB Acquisition was accounted for using the purchase method of accounting. Consequently, the results of operations contained herein include Santa Monica Bank only from the date of the SMB Acquisition. In conjunction with the SMB Acquisition, the Company and Santa Monica Bank incurred after-tax merger costs of approximately $8.4 million, representing $2.7 million in investment banking fees and other acquisition-related costs including filing and professional fees, employment compensation, and costs of computer conversions and consolidation. These expenses were capitalized as part of goodwill.

  BKLA MERGER

    On October 23, 1998 the Company acquired all of the issued and outstanding shares of common stock of Bank of Los Angeles, a California state-chartered bank operating in the western part of Los Angeles County in California ("BKLA"), through the merger of BKLA with and into SMB with SMB being the surviving bank (the "BKLA Acquisition"). The BKLA Acquisition was accounted for using the pooling-of-interests method of accounting. As consideration in the BKLA Acquisition, approximately 2,214,350 shares of Company Common Stock were issued to holders of common stock of BKLA based on a 0.4224-for-1 exchange ratio, and all of the then issued and outstanding shares of common stock of BKLA were cancelled.

    The financial information as of all dates and for all periods prior to the BKLA Acquisition that is presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company and BKLA as if the BKLA Acquisition had been in effect as of all dates and for all periods presented. In conjunction with the BKLA Acquisition, the Company charged to expense after-tax merger costs of approximately $8.1 million, representing investment banking fees of $711,000 and other acquisition-related costs, including filing and professional fees, expenses related to branch closures, employee compensation, and costs of computer conversions and consolidation. In addition, the Company realized tax benefits of $514,000 as a result of BKLA employee and director options being converted to Company Common Stock.

    In the three years prior to the acquisition of BKLA by the Company, BKLA completed three purchase transactions resulting in the issuance of shares of common stock of BKLA. The share counts in the following discussion have been adjusted for the exchange ratio of 0.4224 used in the BKLA Acquisition.

    BKLA entered into an Agreement Respecting Merger and Plan of Reorganization, dated August 29, 1997, with Culver National Bank, a one branch, nationally chartered bank with headquarters in Culver City, California. The acquisition was completed December 31, 1997 and accounted for as a purchase. The results of operations of Culver National Bank are included in the accompanying statements of operations since the date of acquisition. BKLA issued 488,010 shares of common stock in connection with this transaction.

    BKLA entered into an Agreement and Plan of Reorganization, dated October 22, 1996, with American West Bank, a two branch state chartered bank with headquarters in Encino, California. The acquisition was completed on March 31, 1997 and accounted for as a purchase. The results of operations since the date of acquisition are included in the accompanying statements of operations. BKLA issued 577,629 shares of common stock in connection with this transaction.

    BKLA entered into an Agreement and Plan of Reorganization, dated June 30, 1995 with World Trade Bank, a one branch, nationally chartered bank with headquarters in Beverly Hills, California. The acquisition was completed November 15, 1995 and accounted for as a purchase. The results of operations of World Trade Bank are included in the selected financial data presented herein since the date of acquisition. BKLA issued 146,288 shares of common stock in connection with this transaction.

  PNB MERGER

    On December 30, 1998, PNB Financial Group, Inc. ("PNB"), a bank holding company, merged with and into the Company (the "PNB Merger") in a transaction accounted for using the pooling-of-interests method of accounting. In the PNB Merger 2,779,733 shares of Company Common Stock were issued based on a 1-for-1 exchange ratio, and all of the then outstanding shares of common stock of PNB ("PNB Common Stock") were cancelled. All options to purchase shares of PNB Common Stock were converted to options to purchase shares of Company Common Stock. On February 26, 1999, the Company merged Pacific, a wholly-owned subsidiary of PNB prior to the PNB Merger, with and into SCB. In connection with the Pacific Merger, the Beverly Hills branch of Pacific was sold to SMB, and the Beverly Hills branch of Pacific was consolidated with the Beverly Hills branch of SMB. Also in connection with the Pacific Merger the Orange and Newport Beach branches of Pacific were consolidated into branches of SCB.

    The financial information as of all dates and for all periods prior to the PNB Merger that is presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company and PNB as if the PNB Merger had been in effect as of all dates and for all periods presented. In conjunction with the PNB Merger, the Company charged to expense after-tax-merger costs of approximately $4.6 million, representing investment banking fees of $753,000 and other acquisition-related costs including filing and professional fees, expenses related to branch closures, employee compensation and costs of computer conversions and consolidations.

CAPITAL TRANSACTIONS

  DIVIDENDS

    THE COMPANY. On August 20, 1997, the Board of Directors of the Company approved the institution of a quarterly dividend and thereafter declared a cash dividend of $0.15 per share payable on December 10, 1997 to shareholders of record on November 10, 1997, $0.15 per share payable on March 27, 1998 to shareholders of record on February 27, 1998, $0.15 per share payable on June 26, 1998 to shareholders of record on June 5, 1998, $0.15 per share payable on September 25, 1998 to shareholders of record August 28, 1998, $0.225 per share payable on December 24, 1998 to shareholders of record December 4, 1998, and $0.225 per share payable on March 26, 1999 to shareholders of record March 5, 1999. Because the Company must comply with the California General Corporation Law ("CGCL") and applicable federal and state banking regulations as well as with contractual limitations imposed by its credit facility when paying dividends, there can be no assurance that the Company will continue to pay dividends at this level, if at all. See "--Regulation and Supervision" and Item
5. "Market for Company Common Stock and Related Security Holder Matters--Dividends."

    PNB. PNB issued a 15 percent stock dividend in the first quarter of 1998 which was valued at approximately $7.4 million.

    SC BANCORP. Prior to the SCB Merger, SC Bancorp declared three cash dividends during 1997. On each of January 23, March 27, and July 24, 1997, SC Bancorp declared a $0.05 per share cash dividend, payable to its shareholders of record at the close of business on February 6, May 2, and August 4, 1997, respectively. The dividends were paid on February 20, May 20, and August 20, 1997, respectively, totaling $374,000, $375,000, and $375,000, respectively.

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

  CAPITAL RAISING TRANSACTIONS

    1998 PRIVATE PLACEMENT. To fund a portion of the Cash Consideration paid in the SMB Acquisition, on January 27, 1998 the Company issued 2,327,550 shares of Company Common Stock (the "1998 Private Placement Shares") for $28 per share in a private placement (the "1998 Private Placement") exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation D ("Regulation D") under the Securities Act for $65,171,400 in the aggregate. The 1998 Private Placement Shares were sold to certain "accredited investors" within the meaning of Rule 501(a) under the Securities Act, some of whom were officers, directors and/or shareholders of the Company at the time of the 1998 Private Placement (the "1998 Private Placement Investors"). The 1998 Private Placement was effected pursuant to Standby Stock Purchase Agreements entered into by and between the Company and the 1998 Private Placement Investors (the "Standby Agreements"). Pursuant to the Standby Agreements, the Company filed under the Securities Act a "shelf" registration statement providing for the registration of the 1998 Private Placement Shares. See "Item 13. Certain Relationships and Related Transactions--The 1998 Private Placement."

    1996 PRIVATE PLACEMENT. As part of the Western Acquisition on September 30, 1996, the Company sold approximately 3,076,045 shares (the "1996 Private Placement Shares") of Company Common Stock for $14.025 per share in a private placement (the "1996 Private Placement") for proceeds of approximately $42.2 million net of approximately $0.9 million in issuance costs. The 1996 Private Placement was exempt from registration under the Securities Act pursuant to Regulation D. The 1996 Private Placement Shares were sold to certain "accredited investors" within the meaning of Rule 501(a) under the Securities Act, some of whom were officers, directors and/or shareholders of the Company at the time of the 1996 Private Placement (the "1996 Private Placement Investors") and some of whom were also among the 1998 Private Placement Investors. As part of the cost of the 1996 Private Placement, the Company issued to parties related to Belle Plaine Financial, L.L.C., an affiliate of Belle Plaine Partners, Inc., the exclusive financial advisor to the Company pursuant to an agreement dated May 17, 1997, 92,275 warrants to acquire Company Common Stock at $16.83 per share, which included 33,557 warrants to Castle Creek Partners Fund-I, L.P. (the "Fund") and 28,089 warrants to John M. Eggemeyer, a director of the Company and principal of Belle Plaine Partners, Inc. and Belle Plaine Financial, L.L.C. The warrants expire on September 30, 2001. Such warrants were issued as payment of a portion of Belle Plaine Partners, Inc. advisory fees. Mr. Eggemeyer was not a director of the Company at the time of this transaction.

    1995 PRIVATE PLACEMENT. In a private placement which closed in March 1995 (the "1995 Private Placement"), the Company issued approximately 535,000 shares (the "1995 Private Placement Shares") of Company Common Stock for $11.475 per share, resulting in net proceeds of approximately $5.7 million. The 1995 Private Placement was exempt from registration under the Securities Act pursuant to Regulation D. The 1995 Private Placement Shares were sold to certain "accredited investors" within the meaning of Rule 501(a) under the Securities Act, including certain directors and shareholders of the Company.

    CCB PRIVATE PLACEMENT. In November 1995, CCB sold 474,000 shares of its common stock through a private placement at $6.75 per share (the "CCB Private Placement") for the purpose of contributing most of the proceeds into NBSC as additional capital. Of the total proceeds of approximately $3.2 million, CCB contributed $2.9 million into NBSC's capital in December 1995. The CCB Private Placement was exempt from registration under the Securities Act pursuant to
Section 4(2) thereunder. The increased capital allowed CCB and NBSC to meet certain regulatory commitments to increase capital, provide an additional source of funds that could be used to fund earning assets, and to allow for possible future growth opportunities.

    RIGHTS OFFERING. In September 1995, pursuant to a shareholders' rights and public offering (the "Rights Offering"), the Company issued approximately 340,000 shares of Company Common Stock for $11.475 per share, resulting in net proceeds of approximately $3,464,000 in an offering registered under the Securities Act. In the Rights Offering, the Company offered both to shareholders of the Company and to the public up to 373,799 shares of Company Common Stock. Shareholders of the Company were issued rights to subscribe for all or any portion of four shares of Company Common Stock for each share of Company Common Stock held. Shares of Company Common Stock for which holders of Company Common Stock did not subscribe were offered to the public. In connection with the Rights Offering, Belle Plaine Partners, Inc. and McAllen Capital Partners, of which John M. Eggemeyer and John W. Rose, were principals, respectively, acted as financial advisors to the Company. Pursuant to the Rights Offering, the Company issued to parties related to such financial advisors, including John M. Eggemeyer and John W. Rose, 48,400 warrants to acquire Company Common Stock at $13.77 per share as a portion of their advisory fees. The warrants expire on September 30, 2000. Mr. Eggemeyer was not a director of the Company at the time of this transaction. Mr. Rose was a director of the Company at the time of the Rights Offering, but did not stand for re-election at the Company's 1998 annual meeting of shareholders.

    For additional information regarding capital activities, see "Item 6, 7 and 7A. Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; and Qualitative and Quantitative Disclosure About Market Risk--Balance Sheet Analysis--CAPITAL ACTIVITIES" and Notes 2 and 9 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

MANAGEMENT CHANGES

    In conjunction with the Western Acquisition in 1996, the Company restructured its management team. Hugh S. Smith, Jr., former Chairman and Chief Executive Officer of Western Bank, became Chairman and Chief Executive Officer of the Company. Matthew P. Wagner, formerly an Executive Vice President of U.S. Bancorp in Minneapolis, Minnesota, was recruited to become President and Chief Executive Officer of Western Bank. Mr. Wagner was appointed President of the Company in February 1997. Arnold C. Hahn, formerly a Senior Vice President of U.S. Bancorp in Minneapolis, Minnesota, was recruited to become an Executive Vice President and Chief Financial Officer of the Company.

    During 1997, the Company hired additional executives to add to its senior management team. Suzanne R. Brennan, formerly a Senior Vice President of U.S. Bancorp, was hired as Executive Vice President of Operations of the Company. Robert M. Borgman, President of National Business Finance, Inc., a factoring company purchased by Norwest Corporation, was hired as Executive Vice President and Chief Credit Officer. Julius G. Christensen, formerly in practice with the law firm of Sullivan & Cromwell, was hired as Executive Vice President, General Counsel and Secretary of the Company. As part of the SCB Merger, Mark H. Stuenkel, President and Chief Executive Officer of NBSC, was appointed President and Chief Executive Officer of SCB. In December 1997, Mr. Smith stepped down as Chief Executive Officer and Mr. Wagner was elected by the Board of Directors to that position. Mr. Smith remains Chairman of the Company.

    In December 1998, Michael L. Thompson, formerly Senior Vice President, Director of Human Resources of Citizens Business Bank, was hired as Senior Vice President, Director of Human Resources of the Company. In February 1999, David I. Rainer, formerly of Pacific Century Bank, was hired as President and Chief Executive Officer of SMB. For additional information regarding the Company's executive officers, see "Item 10. Directors and Executive Officers of the Company-- Executive Officers."

BUSINESS OF THE COMPANY

  BANKING BUSINESS

    The Company, through the Banks, provides banking, trust, escrow and other financial services throughout Southern California to small and medium-sized businesses and the owners and employees of those businesses. The Banks offer a broad range of banking products and services, including many types of business and personal savings and checking accounts and other consumer banking services. The Banks originate several types of loans, including secured and unsecured commercial and consumer loans, commercial and residential real estate mortgage loans, and commercial and residential construction loans. The Banks' loans are primarily short-term and adjustable rate. Special services or requests beyond the lending limits of the Banks can be arranged through correspondent banks. The Banks have a network of ATMs and offer access to ATM networks through other major banks. The Banks issue MasterCard and Visa credit cards through a correspondent bank and are also merchant depositories for cardholder drafts under Visa and MasterCard credit cards. The Banks can provide investment and international banking services through correspondent banks.

    The Company, through the Banks, concentrates its lending activities in four principal areas:

        (1) REAL ESTATE LOANS. Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior trust deeds on specific properties and equity lines of credit. The properties collateralizing real estate loans are principally located in the Company's primary market areas of Los Angeles, Orange and San Diego counties in California and the contiguous communities. The construction loans are comprised of loans on residential and income producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the prime rate or other established index. The miniperm loans finance the purchase and/or ownership of income producing properties. Miniperm loans are generally made with an amortization schedule ranging from fifteen to thirty years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior trust deeds on real properties. They bear a rate of interest that floats with the prime rate, LIBOR, or other established index and have maturities of five to fifteen years. The Company also makes a small number of loans on 1-4 family residential properties and 5 or more unit residential properties. From time to time, the Company purchases participation interests in loans made by other institutions. These loans are subject to the same underwriting criteria and approval process as loans made directly by the Company. The Banks' real estate portfolio is subject to certain risks, including (i) a possible downturn in the Southern California economy such as that which occurred during the early 1990s, (ii) interest rate increases due to inflation, (iii) reduction in real estate values in Southern California, and (iv) continued increase in competitive pricing and loan structure. The Banks strive to reduce the exposure to such risks by (i) reviewing each loan request and renewal individually, (ii) using a dual signature approval system, whereby both the marketing and credit administration departments must approve each request individually, and (iii) following strict written loan policies, including, among other factors, minimum collateral requirements and maximum loan-to-value ratio requirements. Each loan request is reviewed on the basis of the Bank's ability to recover both principal and interest in view of the inherent risks.

        (2) COMMERCIAL LOANS. Commercial loans are made to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, the Company's policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and are generally (with some exceptions) collateralized by short term assets such as accounts receivable and inventory (monitored by the Company's asset based lending department), equipment or real estate and generally have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the prime rate, LIBOR or other established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. Commercial term loans may be collateralized by the asset being acquired or other available assets and bear interest which either floats with the prime rate, LIBOR or other established index or is fixed for the term of the loan. The Banks' portfolio of commercial loans is subject to certain risks, including (i) a possible downturn in the Southern California economy which could potentially be brought on by large companies or industries leaving the state, (ii) possible higher interest rates, and (iii) the possible deterioration of companies' financial capabilities over time. The Banks strive to reduce the exposure to such risks through (i) a dual signature approval system, whereby both the marketing and credit administration departments must approve each credit request individually, and (ii) following strict written loan policies. In addition, loans based on short term asset values are monitored on a monthly or quarterly basis. In general, the Banks receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

        (3) RESIDENTIAL MORTGAGE LOANS. Residential mortgage loans originated by SCB's mortgage division ("PNB Mortgage" or the "Mortgage Division") include conventional, jumbo, and FHA and VA guaranteed loans. The Mortgage Division operates both wholesale and retail departments, although the wholesale division accounts for the majority of the loan volume. The wholesale business is generated through a professional commissioned sales staff which services an extensive network of over 1,500 wholesale mortgage loan brokers. All of the mortgage loans the Mortgage Division originates are sold to institutional investors. These loans are funded by SCB and generally are sold within 30 days after funding. The Company does not retain the servicing on the mortgage loans it sells. Over 95 percent of the mortgage loans originated by the Mortgage Division are considered by the market to be A rated loans. The Mortgage Division also originates and sells a small number of sub-prime A- rated loans. For further information related to the Mortgage Division, see "--THE MORTGAGE DIVISION" and Note 21 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

        (4) CONSUMER LOANS AND LEASES. Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Company also makes leases on new and used automobiles. These leases may be closed-end or commercial leases, have terms of one to five years and bear interest at a fixed rate. The Banks' consumer loan portfolio is subject to certain risks, including (i) the high amount of credit offered to consumers in the market, (ii) the possibility of higher interest rates due to possible inflation, and (iii) the consumer bankruptcy laws which allow consumers to discharge certain debts. The Banks strive to reduce the exposure to such risks through (i) the use of standardized credit scoring techniques which are continually updated in light of any recent trends and
    (ii) the direct approval of loans in excess of $100,000 by credit administration department using a dual signature system of approval and strict adherence to written credit policies.

    As part of its efforts to achieve long-term stable profitability and respond to a changing economic environment in Southern California, the Company is investigating all possible options to augment its traditional focus by broadening its customer services. The Company believes that the strengthened capital base achieved through its strategic evolution will permit an acceleration of efforts to achieve growth and greater diversification of both the Banks' loan portfolios and deposit bases and sources of fee income. Possible avenues of growth and future diversification include expanded days and hours of operation and new types of lending, brokerage, annuity and mutual funds products. In recent years, the Company has expanded and diversified its customer services through the acquisition of financial institutions. Examples of the diversification heretofore achieved through acquisition are the ability to provide (i) escrow services and international banking services through departments acquired in the CCB Merger; (ii) asset based lending services and cash management services through departments acquired in the SCB Merger; (iii) trust services through departments acquired in the SMB Acquisition, and (iv) residential mortgage banking products through the Mortgage Division acquired in the PNB Merger. See "--Strategic Evolution". The Company believes that the range of services offered positions it to achieve future growth of its core earnings; however, there can be no assurance that the Company will be able to expand or diversify its services or market area in the future or that the growth heretofore achieved will result in stable profitability.

  THE MORTGAGE DIVISION

    Pacific opened its residential mortgage loan division, which now operates as PNB Mortgage, a division of SCB, in 1986. PNB Mortgage conducted its residential mortgage loan activity primarily throughout Southern California and Arizona during 1998. In early 1999, PNB Mortgage opened mortgage offices in Honolulu, Hawaii and Bellevue, Washington. PNB Mortgage operates both wholesale and retail departments. The wholesale department accounts for the majority of the loan volume. The wholesale business is brought to PNB Mortgage through a professional commissioned sales staff which services an extensive network of over 1,500 wholesale mortgage loan brokers. PNB Mortgage's retail sales staff generates mortgage loans through their own efforts in contacting the end consumer. All of the mortgage loans PNB Mortgage originates are sold to institutional investors. These loans are funded by SCB and generally delivered to the purchaser within thirty days after funding. PNB Mortgage sells the loans it originates with the servicing released, which means that PNB Mortgage sells the servicing related to the sold loan. As a result, PNB Mortgage does not have a servicing asset and does not recognize servicing fee income. During 1996, PNB Mortgage expanded its product line to more aggressively market loans which are not FHA insured or VA guaranteed. In 1998 approximately 37 percent of the mortgage loans originated were FHA insured or VA guaranteed loans.

    During 1998, PNB Mortgage originated approximately $1.6 billion in mortgage loans compared to $1.1 billion for 1997. The mortgage loan volume in 1998 consisted of approximately 49 percent and 51 percent of purchase money loans and loan refinances, respectively, compared to 73 percent and 27 percent, respectively, in 1997, almost all of which are considered "A" rated loans. The increase in loan refinancing from 1997 to 1998 is due largely to the low interest rate environment which existed during 1998, and there can be no assurance that the low interest rate environment will continue in the future.

    Under certain circumstances, PNB Mortgage may become liable for the unpaid principal and interest if there has been a breach of the representations or warranties to purchasers and insurers of the mortgage loans. One of the representations PNB Mortgage makes with respect to the mortgage loans sold is that the mortgage loan does not contain any fraudulent information. Such fraud generally relates to false or materially inaccurate information in relation to the borrower or the underlying collateral which was provided to PNB Mortgage by the borrower or broker presenting the loan to PNB Mortgage. During the life of the loan, if the investor finds that there was fraud in the loan package, PNB Mortgage may be required to either repurchase the loan or indemnify the investor against any losses incurred from the loan. In addition, some mortgage loans are sold with a recourse provision that generally provides for the recourse if the loan becomes delinquent within a range of two to six months after funding, depending upon the investor. PNB Mortgage may become liable for the unpaid and uninsured portion of the principal and delinquent interest on mortgage loans either repurchased or indemnified. After October 1, 1996, the majority of the mortgage loans were sold to investors who did not have a recourse provision tied to loan delinquency. This significantly reduced the number of delinquent loans which PNB Mortgage indemnified during the 1997 and 1998 fiscal year.

    PNB Mortgage attempts to mitigate these risks by using Certified Direct Endorsement Underwriters, thereby assuring itself of having qualified personnel with the necessary underwriting skills. PNB Mortgage also performs pre-funding audits of randomly and specifically selected loans by PNB Mortgage's quality control department. The quality control department also performs post funding audits of randomly and specifically selected loans to ensure that its credit quality standards are being met. In addition, many of the loans originated by PNB Mortgage have FHA insurance or VA guarantees which reduce the potential losses, if any, and some non-government loans also are required to have mortgage insurance. If PNB Mortgage incurs a loss, PNB Mortgage generally has recourse and attempts to recover the loss from the broker who provided the loan to PNB Mortgage; however, in many cases, the only course of action open to PNB Mortgage may be to stop conducting any further business with that particular broker. Finally, PNB Mortgage attempts to mitigate the risk caused by breach of representations and warranties by borrowers through representation and warranty insurance. Such insurance is expected to respond in the event of a breach of a representation or warranty for conventional, jumbo and sub-prime loans funded after November 30, 1998, subject to a $5,000 deductible per occurrence.

    Management is continually assessing the risks associated with both representations and warranties and the recourse provisions in mortgage loans sold and has established an accrued liability for the estimated future losses. Management believes that this risk has been adequately provided for in the Company's consolidated financial statements. Management uses its best judgment in establishing this estimated liability; however, this liability is an estimate which is inherently uncertain and depends on the outcome of future events. Although the Company believes that this estimated liability is adequate, there can be no assurance that the estimated liability will be adequate to cover future losses. See "Item 6, 7 and 7A-- Selected Financial Data; Management Discussion and Analysis of Financial Conditions and Results of Operations; and Qualitative and Quantitative Disclosure About Market Risk--Balance Sheet Analysis-- MORTGAGE LOANS HELD FOR SALE" and "Item 8--Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Note 21 Segment Data".

    PNB Mortgage is also subject to risks associated with servicing premiums and loan discounts earned in connection with the sale of mortgage loans. If a mortgage loan is paid off within one to 90 days after the investor's purchase of the loan, depending on the investor, PNB Mortgage must refund the loan premium. PNB Mortgage attempts to mitigate this risk of refinancing by establishing underwriting policies designed to discourage loans from being refinanced frequently. In addition, PNB Mortgage tracks loans which are refinanced and will discontinue a broker relationship if it appears that a broker is churning loans.

    A portion of mortage loans held for sale are not funded until PNB Mortgage obtains a purchase commitment from a third party. The risk specifically associated with this portion of mortgage loans held for sale is that PNB Mortgage will fail to deliver the loans to the purchaser by the commitment date. PNB Mortgage attempts to mitigate this risk through its policies and procedures that are designed to ensure that all mortgage loans held for sale are shipped to the purchaser within the required time frames.

    Interest rate exposure is created by both the portion of mortgage loans held for sale that is not allocated to an existing purchase commitment and unfunded loans with locked interest rates. PNB Mortgage monitors this exposure daily and limits the potential exposure by the purchase of mandatory forward commitments to sell whole loans. Management estimates the amount of unfunded rate-locked loans that will actually fund and purchases mandatory forward commitments based upon this estimate and based upon the general interest rate environment. Management does not speculate on interest rate movement and uses mandatory forward commitments purely as a hedge against interest rate swings which could affect the value of its unfunded pipeline of rate-locked loans and unallocated loans held for sale. The estimates which management uses can differ from actual loan fundings and, therefore, interest rate risk does exist. PNB Mortgage attempts to mitigate this risk by employing experienced personnel who follow conservative secondary marketing policies, in the opinion of management. PNB Mortgage also attempts to reduce interest rate exposure by limiting customer rate commitments to varying periods of less than sixty days. For additional discussion of the mortgage business, see "Item 6, 7 and 7A. Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operation; Qualitative and Quantitative Disclosure about Market Risk--Balance Sheet Analysis--MORTGAGE LOAN HELD FOR SALE" and "Item 8-Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements-- Note 21 Segment Data".

  MARKET AREA

    SMB's primary market area is the western part of Los Angeles County in California. As of March 15, 1999 SMB had 16 branch offices, including branch offices in Santa Monica, Westwood, Malibu, Pacific Palisades, Marina Del Rey, Beverly Hills, Century City, West Hollywood, Glendale, Culver City and Encino. These communities are generally affluent with a strong base of small to medium-sized businesses, including businesses that provide services to the entertainment industry. SMB's market area offers opportunities in new construction lending, retail banking and commercial banking for small businesses, professionals and some light industry.

    SCB's primary market area includes southern Los Angeles County, Orange County and northern San Diego County in California. As of March 15, 1999 SCB had six branch offices in southern Los Angeles County, eight branch offices throughout Orange County and one branch in northern San Diego County. In addition the Mortgage Division has residential mortgage loan division offices in Irvine, Santa Ana, San Diego and Dublin in California; Phoenix, Tucson and Prescott in Arizona; Bellevue, Washington; and Honolulu, Hawaii. There is no one dominant business segment in SCB's primary market area. SCB's market area offers opportunities in retail banking and commercial banking for small- to medium-sized businesses, professionals and some light industry.

  BUSINESS CONCENTRATIONS

    No individual or single group of related accounts is considered material in relation to the Company's assets or the Banks' assets or deposits, or in relation to the overall business of the Banks or the Company. However, approximately 56 percent of the Company's loan portfolio held for investment at December 31, 1998 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. See "Items 6, 7, and 7A. Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; and Qualitative and Quantitative Disclosure about Market Risk--Balance Sheet Analysis--LOAN AND LEASE PORTFOLIO". Moreover, the business activities of the Company currently are focused in Southern California, with the majority of its business concentrated in Los Angeles and Orange Counties in California. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in Southern California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

  COMPETITION

    The banking business in California generally, and in the Banks' primary service areas specifically, is highly competitive with respect to both loans and deposits as well as other banking and mortgage banking services, and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Banks are their ability to finance and engage in wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services which are not offered directly by the Banks (but which usually can be offered indirectly by the Banks through correspondent institutions). In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Banks. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Banks in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software.

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

    Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. Such laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in the Company's most significant markets. The competitive environment also is significantly impacted by federal and state legislation which may make it easier for non-bank financial institutions to compete with the Company.

    Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As an active participant in financial markets, the Company strives to anticipate and adapt to these changing competitive conditions, but there can be no assurance as to their impact on the Company's future business or results of operations or as to the Company's continued ability to anticipate and adapt to such changing conditions. In order to compete with other competitors in their primary service areas, the Banks attempt to use to the fullest extent possible the flexibility which the Banks' independent status permits, including an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees with their customers. In particular, each of the Banks strive to offer highly personalized banking services. In addition, the Company intends to continue diversifying its services and banking products and to leverage, through cross-marketing services and banking products provided by one of the Banks, but not the other, into new markets serviced by the other Bank. The Company believes that through the cross-marketing of products into new markets, the Banks can distinguish themselves from other community banks with which the Banks compete based on the range of services provided and banking products offered. However, there can be no assurance the Company will be able to diversify its services and/or banking product or successfully compete with its competitors in its primary service area.

    The Mortgage Division's competition includes large national mortgage companies which have many offices in the Mortgage Division's primary market area, along with local non-bank mortgage companies. These large national mortgage companies also operate wholesale and retail departments along with a correspondent department. PNB Mortgage competes with these companies on both a retail and wholesale basis and also sells its loans to the corrrespondent departments of these companies. The loans which are sold to these companies are subject to their underwriting guidelines and pricing which may be different than the underwriting guidelines and pricing applicable to their own retail and wholesale departments. The large national mortgage companies typically sell their mortgage loans directly to investment firms and retain the loan servicing. This, together with their large volume, gives them a competitive advantage over PNB Mortgage. Management believes that the service PNB Mortgage provides, along with PNB Mortgage's local presence in the marketplace, gives PNB Mortgage an advantage over the large national mortgage companies. In addition, PNB Mortgage is able to fund loans the same day that the signed loan documents are received, whereas most non-bank mortgage companies must use an outside warehousing line which can slow down the funding process.

  EMPLOYEES

    As of March 1, 1999, SCB had 602 full time equivalent employees, including 192 in PNB Mortgage, SMB had 349 full time equivalent employees and Western Bancorp had 13 full time equivalent employees in addition to those employed by the Banks.

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

    The laws, regulations, and policies affecting financial services businesses are continuously under review by Congress and state legislatures, and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

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

    Under the BHC Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the Board deems to be so closely related to banking as "to be a proper incident thereto." The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the Board determines that the activity is so closely related to banking to be a proper incident to banking. The Board's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

    The BHC Act and regulations of the Board also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

    The Company's earnings and activities are affected by legislation, by actions of its regulations, and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which the Company and the Banks conduct business. For example, these include limitations on the ability of the Banks to pay dividends to the Company and the abilty of the Company to pay dividends to the shareholders of the Company. It is the policy of the Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings asociations can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

    Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks' operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities, and loans to affiliates. Further, the Banks are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for SCB, SMB, Pacific and the Company on a consolidated basis as of December 31, 1998 follow:

                                                          REQUIREMENT                                ACTUAL
                                                  ----------------------------  ------------------------------------------------
                                                   ADEQUATELY        WELL                                             COMPANY
                                                   CAPITALIZED    CAPITALIZED      SMB        SCB       PACIFIC    CONSOLIDATED
                                                  -------------  -------------  ---------  ---------  -----------  -------------
                                                   (GREATER THAN OR EQUAL TO)
Tier 1 risk-based capital ratio.................         4.00%          6.00%       10.15%      9.35%      13.91%        10.20%
Total risk-based capital........................         8.00%         10.00%       11.40%     10.49%      15.04%        11.45%
Tier 1 leverage capital ratio...................         4.00%          5.00%        8.45%      8.76%      10.49%         8.83%

  HAZARDOUS WASTE CLEAN-UP COSTS

    The Company is aware of legislation and cases relating to hazardous waste clean-up costs and potential liability. Since the Company is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, its primary exposure to environmental laws is through its lending activities. Based on a general survey of the loan portfolios of the Banks, conversations with local appraisers, and the type of lending currently and historically done by the Banks, the Company does not believe that it is exposed to any material loss or liability related to such environmental laws as of the date hereof. The Banks have generally not made the types of loans typically associated with hazardous waste contamination problems, and the Company is not aware of any potential liability for hazardous waste contamination that might have a material adverse effect on the Company as of the date hereof.

AVAILABLE INFORMATION

    The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Therefore the Company files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). These reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission located at 450 Fifth Street, N. W., Washington, D. C. 20549, at the Commission's regional offices at 7 World Trade Center, New York, New York 10048, and Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661, at prescribed rates. Information regarding the Commission can be obtained by calling 1-800-SEC-0330. Such reports, proxy statements and other information may also be accessed electronically at the Commission's home page on the Internet at http://www.sec.gov. Shares of Company Common Stock are designated for quotation on the Nasdaq National Market-Registered Trademark-. Material filed by the Company can be inspected at the offices of the National Association of Securities Dealers, Inc., Reports Section, 1735 K Street, N. W., Washington, D.
C. 20006.

ITEM 2.    PROPERTIES

SCB PROPERTIES

    SCB's principal office is located at 4100 Newport Place, Suite 900, Newport Beach, California. In total, as of March 1, 1999, SCB had 31 properties consisting of 15 branch offices, nine mortgage offices, one operations center and six discontinued locations. Of the 31 locations, seven are owned and 24 are leased.

OWNED PROPERTIES

17046 Bellflower Boulevard
Bellflower, California
12802 East Hadley Street
Whittier, California
13525 West Whittier Boulevard
Whittier, California
275 West Central Avenue
Brea, California
10990 Downey Avenue
Downey, California
303 West Katella Avenue
Orange, California
13372 East Telegraph Road
Santa Fe Springs, California

LEASED PROPERTIES

3800-4 (and a portion of 3808) East La Palma Avenue
Anaheim, California
303 Crescent Avenue
Avalon, California
22831 Lake Forest Drive
Lake Forest, California
9042 Garfield Avenue
Huntington Beach, California

4180 La Jolla Village Drive,
Suites 125 & 430
La Jolla, California

LEASED PROPERTIES

16420 Valley View Avenue
La Mirada, California*
1190 Silvergate Dr. Ste. 102
Dublin, California*+
1645 S. King St.
Honolulu, Hawaii*+
41 Corporate Park (Suites 230, 290, 300)
Irvine, California+
4041 North Central Ave. Ste. 860
Prescott, Arizona*+
915 E. Gurley St.
Phoenix, Arizona*+
One Governor Park, 6390 Greenwich Dr.
San Diego, California*+
5546 E. 4th St. Ste. 106, 111
Tucson, Arizona*+
400 N. Tustin Ave. Ste 275
Santa Ana, California*+
30000 Town Center Drive
Laguna Niguel, California
4100 Newport Place
Newport Beach, California
3951 South Plaza Drive
Santa Ana, California Branch

170 120th Ave., N.E.
Bellevue, Washington*+

DISCONTINUED PROPERTIES

17330 Brookhurst Street
Fountain Valley, California*
23521 Paseo de Valencia
Laguna Hills, California*
4665 MacArthur Court
Newport Beach, California*
1045 W. Katella Ave.
Orange, California*
401 Glenneyre Street
Laguna Beach, California*
8501 Wilshire Blvd*
Los Angeles, California

* Non-branch property.

+ Mortgage location.

SMB PROPERTIES

    SMB's principal office is located at 1251 Fourth Street, Santa Monica, California. In total, as of March 1, 1999 SMB had 26 properties consisting of 16 branch offices and ten other properties. Of the 26 properties, eight were owned and 18 were leased.

OWNED PROPERTIES

1231 4th Street
Santa Monica, California
1235 4th Street*
Santa Monica, California
1251 4th Street*
Santa Monica, California
1324 5th Street*
Santa Monica, California
1326-30 5th Street*
Santa Monica, California
1327 5th Street*
Santa Monica, California
1401 Wilshire Boulevard
Santa Monica, California
4700 Lincoln Boulevard
Marina del Rey, California

LEASED PROPERTIES

15910 Ventura Boulevard
Encino, California
1888 Century Park, East
(Suites 110 and 915)
Century City, California

`1251 Westwood Boulevard (land lease only)*
Westwood, California

LEASED PROPERTIES

1237 4th Street*
Santa Monica, California

3302 Pico Boulevard
Santa Monica, California
2221 Santa Monica Boulevard
Santa Monica, California
152 Santa Monica Place
Santa Monica, California
9595 Wilshire Boulevard
Beverly Hills, California
5399 Sepulveda Boulevard
Culver City, California
701 N. Brand Boulevard
Glendale, California
10866 Wilshire Boulevard
Los Angeles, California
8901 Santa Monica Boulevard
West Hollywood, California
12100 Wilshire Boulevard
Los Angeles, California
23705 West Malibu Road
Malibu, California
15245 Sunset Boulevard
Pacific Palisades, California
4700 Lincoln Boulevard (ATM and Drive Up only)*
Marina del Rey, California

DISCONTINUED PROPERTIES

9601 Wilshire Boulevard*
Beverly Hills, California
16861 Ventura Boulevard*
Encino, California

* Non-branch property.

    For additional information regarding properties of the Company and of the Banks, see "Item 8. Financial Statements and Supplementary Data."

ITEM 3.    LEGAL PROCEEDINGS

GENERAL

    From time to time, the Company and the Banks are party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's and/or the Banks' exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the occurrence of the loss is probable.

    Set forth below is a brief summary of the status of certain pending legal proceedings to which the Company and/or the Banks are subject. Management believes that the liability which it has established for these matters is adequate as of the date hereof. However, litigation is inherently uncertain and no assurance can be given that this or any other litigation will not result in any loss which might be material to the Company and/or the Banks.

PDI LITIGATION

    NBSC v. Vincent E. Galewick, Performance Development, Inc. et al. (the "PDI Litigation"), was an interpleader action filed by NBSC on August 22, 1995 in the Orange County Superior Court. The dispute arose from a demand by the California Department of Corporations under California Government Code Section 7480 on August 17, 1995 for the identification of account names and account numbers associated with Vincent Galewick and Performance Development, Inc. (collectively "PDI"). As a result of receipt of a declaration by the California Department of Corporations under California Financial Code Section 952, NBSC froze $12,301,113 in PDI's accounts. On August 21, 1995, a temporary restraining order was issued restraining PDI and others from transferring funds. NBSC was thereafter threatened by various parties with lawsuits for refusal to release the funds, and an attack was made on the applicability of the temporary restraining order to the funds. NBSC deposited the funds with the Orange County Superior Court and filed the interpleader action to allow the court to determine the disposition of the funds. In response, the defendants filed a cross complaint against NBSC alleging damages due to lost opportunities, breach of contract, loss of goodwill and damage to their reputation due to the inability to use the $12,301,113. Additional claims for an unspecified amount of punitive damages, consequential damages and incidental damages were asserted. On November 9, 1998, the Company entered into a Settlement Agreement and Mutual Release with the various plaintiffs in the PDI litigation, the terms of which are confidential pursuant to the agreement. The financial impact of this settlement has been included in the accompanying Consolidated Financial Statements. See "Item 8. Financial Statements and Supplementary Data".

FIP LITIGATION

    Financial Institution Partners, L. P. v. California Commercial Bankshares et al., is an action filed by Financial Institution Partners, L. P. (collectively with its purported assignee, Hovde Capital, Inc., "FIP") on December 19, 1996 in the United States District Court for the Central District of California. The dispute arose from the purchase by FIP in December 1995 of 288,888 shares of common stock of CCB (the "Initial Shares") in a private placement at $6.75 per share ($1,949,994 in the aggregate), and FIP's agreement to purchase an additional 266,659 shares of common stock of CCB ("CCB Common Stock") on or prior to May 5, 1996, subject to satisfaction of certain closing conditions, including the receipt of required regulatory approval, if any.

    FIP informed CCB on April 30, 1996 that it had been informed that no regulatory approval was required for the purchase of additional shares of CCB Common Stock. Nevertheless, FIP did not purchase any additional shares of CCB Common Stock pursuant to the agreement and has alleged, among other things, that CCB failed to cooperate fully in the due diligence review of CCB that FIP alleges was a condition precedent to its purchase of those additional shares. On June 11, 1996, FIP requested that CCB either (a) amend the agreement to allow FIP until December 31, 1996 to purchase additional shares of CCB Common Stock at an increased purchase price based upon the earnings of CCB from June 1, 1996 through November 30, 1996, or (b) repurchase the Initial Shares for an amount equal to the purchase price, plus $6.00 per share, plus 9 percent interest, plus FIP's legal, accounting and due diligence expenses. On June 28, 1996, CCB informed FIP that its rights to purchase additional shares had expired under the terms of the parties' agreement and declined either to amend the agreement or repurchase the Initial Shares.

    On December 19, 1996, FIP filed a complaint in the United States District Court for the Central District of California against CCB, NBSC and certain of their respective officers and directors alleging claims for breach of contract (declaratory relief and specific performance), violation of the Exchange Act and Rule 10b-5 thereunder, intentional misrepresentation, negligent misrepresentation, suppression of fact and breach of contract (rescission, restitution and damages). On August 20, 1997, FIP filed a Third Amended Complaint adding the Company as a defendant and alleging additional claims for breach of contact (right of first refusal) and civil violation of California Penal Code Section 496. The complaint seeks rescission of FIP's purchase of the Initial Shares, consequential damages in excess of $1,650,000 and punitive damages. In the alternative, FIP seeks a declaratory judgment requiring CCB to sell an additional 266,659 shares to FIP at $6.75 per share if FIP determines it wishes to purchase such shares and requiring CCB and the Company to comply with the terms of the agreement, which FIP contends provides it with a right of first refusal as to any offers by defendants of shares of CCB Common Stock in an amount necessary to maintain FIP's agreed beneficial ownership interest in CCB. FIP's complaint does not specify which company's stock it believes it currently has a right of refusal to purchase, or whether the number of shares it believes it has a right, or right of first refusal, to purchase is subject to adjustment as a result of the CCB Merger.

    In an order dated June 30, 1998, the court dismissed FIP's claim to an ongoing right of first refusal in CCB Common Stock and/or the Company Common Stock. The Company's management considers FIP's remaining claims to be without merit. The action is scheduled for trial in the third quarter of 1999.

FIRST PENSION LITIGATION

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

  EVANS ACTION. Evans v. Home Bank et al., is a suit brought by the receiver for First Pension and related entities in the Central District of California based on the same allegations as in the Rousseau Action (the "Evans Action"). The receiver alleges that NBSC and Monarch improperly delegated their respective fiduciary duties as a custodian of pension funds to First Pension and failed to ensure that all pension assets were transferred to the successor custodian. Plaintiffs did not allege a specific damage claim against NBSC or Monarch.

  ZWICK ACTION. Beverly Zwick v. Monarch Bank et al., is a class action brought in the San Diego Superior Court (the "Zwick Action"). The plaintiffs are a class of investors whose funds were deposited by First Pension in custodial accounts held at Monarch. The plaintiffs stated claims for negligence, fraud and aiding and abetting constructive fraud against Monarch and the Company. Plaintiffs claim that Monarch knew or should have known that principals of First Pension were periodically stealing funds from the custodial accounts through transferring authorized withdrawals to bogus accounts from which the funds were eventually stolen. The damages alleged by the plaintiffs exceed $2,000,000.

  SETTLEMENT. On February 13, 1998, the Company entered into a Settlement Agreement and Mutual Release, pursuant to which the Company and SCB, as successors to Monarch and NBSC, were released from all claims raised in the Rousseau Action, the Evans Action and the Zwick Action, and the Company paid $1.1 million to be allocated among the various plaintiffs. The financial impact of this settlement has been included in the accompanying Consolidated Financial Statements. See "Item 8. Financial Statements and Supplementary Data".

SMART CLOTHES LITIGATION

    Smart Clothes, Inc. et. al, v. World Trade Bank, et al, is an action brought in the Superior Court of California, County of Los Angeles arising from a lending relationship which originated between World Trade Bank ("WTB") and Smart Clothes, Inc. ("Smart Clothes"). SMB is the successor to WTB by merger. Plaintiffs asserted seven causes of action including (1) breach of loan agreement; (2) promissory estoppel; (3) intentional misrepresentation and concealment; (4) negligent misrepresentation and concealment; (5) rescission of guarantee; (6) reformation; and (7) interference with contractual relations. Plaintiffs sought damages of at least $30,000,000, based upon claims of lost profits.

    On October 23, 1998, BKLA entered into a Settlement Agreement and Mutual Release with the various plaintiffs, the terms of which are confidential pursuant to the agreement. The impact of this settlement has been included in the accompanying Consolidated Financial Statements. See "Item 8. Financial Statements and Supplementary Data".

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters have been submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1998.

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

    The number of record holders of Company Common Stock as of March 15, 1999 was approximately 2,900.

    The following table summarizes those trades of Company Common Stock of which management is aware, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 1997:

                                                                              APPROXIMATE SALES
                                                                                    PRICES
QUARTER ENDED                                                                --------------------
(LAST TRADING DAY)                                                             HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
March 31, 1997.............................................................      34.00      19.13
June 30, 1997..............................................................      37.19      28.63
September 30, 1997.........................................................      33.25      28.63
December 31, 1997..........................................................      33.88      29.88
March 31, 1998.............................................................      43.50      30.75
June 30, 1998..............................................................      47.88      39.50
September 30, 1998.........................................................      43.13      28.88
December 31, 1998..........................................................      33.56      25.50

    On March 15, 1999, the approximate high and low trade price for Company Common Stock was $31.94 and $31.50, respectively.

DIVIDENDS

    The ability of the Company to pay dividends to its shareholders is subject to the restrictions set forth in the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The CGCL further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally are as follows: (i) the corporation's assets equal at least 1 1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets equal at least 1 1/4 times its current liabilities. The Company's ability to pay dividends is also subject to certain other limitations. See "Item 1. Business--Supervision and Regulation".

    The primary source of income of Western Bancorp, on a stand alone basis, is the receipt of dividends from the Banks. The availability of dividends from the Banks is limited by various statutes and regulations. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank is unable to pay cash dividends due to insufficient retained earnings or net income for its last three fiscal years, cash dividends may be paid under certain circumstances with the prior approval of the California Department of Financial Institutions (the "DFI"). Based on the retained earnings and net income and distributions made to shareholders for the three fiscal years ending December 31, 1998, the Banks must obtain prior approval from the DFI in order to pay dividends to the Company. In addition, the FDIC in the case of SMB, and the Board and the FDIC in the case of SCB, also have authority to prohibit SMB or SCB, as appropriate, from engaging in what, in the opinion of the Board or FDIC, might constitute an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the Bank in question and other factors, that the Board and/or the FDIC could assert that payment of dividends or other payments might, under some circumstances, be considered an unsafe or unsound practice. In addition, the Company's ability to pay dividends is limited by a Third Amendment to Revolving Credit Agreement, dated as of January 26, 1998 (the "Credit Agreement"), between the Company and the Northern Trust Company which provides that the Company may not declare or pay any dividend other than dividends payable in the Company's Common Stock or in the ordinary course of business not to exceed 50 percent of net income per fiscal quarter of the Company before goodwill amortization and any restructuring charges incurred in connection with any merger, consolidation or other restructuring contemplated by transactions similar to a merger.

See "Items 6, 7, 7A, Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; and Qualitative and Quantitative Disclosure about Market Risk-- Cash Liquidity and Note 9 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

    Holders of the Company Common Stock are entitled to receive dividends declared by the Company's Board of Directors out of funds legally available therefor under the laws of the State of California, subject to the rights of holders of any preferred stock of the Company that may be issued after the date hereof. On August 20, 1997, the Company's Board of Directors approved the institution of a quarterly dividend and thereafter declared the following dividends through the date hereof.

     RECORD DATE               PAY DATE         AMOUNT PER SHARE
----------------------  ----------------------  -----------------
  November 10, 1997       December 10, 1997         $  0.15
  February 27, 1998         March 27, 1998          $  0.15
     June 5, 1998           June 26, 1998           $  0.15
   August 28, 1998        September 25, 1998        $  0.15
   December 4, 1998       December 24, 1998         $  0.225
    March 5, 1999           March 26, 1999          $  0.225

    The cash dividend paid by the Company in March 1999 was approximately 41% of the Company's diluted earnings per share of $0.55 before goodwill amortization and restructuring charges incurred for the quarter ended December 31, 1998. The Company's management believes that it will be able to continue paying quarterly dividends. However, because the Company must comply with the CGCL and banking regulations when paying dividends, there can be no assurance that the Company will continue to pay dividends. See "Item 1. Business--Capital Transactions--DIVIDENDS".

    Prior to the SCB Merger, SC Bancorp declared three cash dividends during 1997. On each of January 23, March 27, and July 24, 1997, SC Bancorp declared a $0.05 per share cash dividend, payable to its shareholders of record at the close of business on February 6, May 2, and August 4, 1997, respectively. The dividends were paid on February 20, May 20, and August 20, 1997, respectively, totaling $374,000, $375,000, and $375,000, respectively.

    PNB issued a 15 percent stock dividend in the first quarter of 1998 which was valued at approximately $7.4 million.

RECENT SALES OF UNREGISTERED SECURITIES

    For a discussion of recent sales of unregistered Company Common Stock, see "Item 1. Business-- Capital Transactions--CAPITAL RAISING TRANSACTIONS".

ITEMS 6, 7 AND 7A.  SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; AND QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

OVERVIEW

    The Company serves as the holding company for SCB and SMB. SCB was acquired by the Company in 1997 and is the resulting entity in mergers with Monarch, NBSC and Pacific, each of which was accounted for as a pooling-of-interests.

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

    On October 10, 1997, the Company consummated the SCB Merger, as a result of which SCB became a wholly-owned subsidiary of the Company. NBSC and SCB executed an Agreement and Plan of Merger, dated as of October 10, 1997, pursuant to which NBSC merged with and into SCB with SCB being the surviving corporation (the "SCB Bank Merger"). The SCB Bank Merger was consummated on December 15, 1997.

    On December 30, 1998, the Company consummated the PNB Merger, as a result of which Pacific became a wholly-owned subsidiary of the Company. Pacific and SCB executed an Agreement and Plan of Merger, dated as of December 31, 1998, pursuant to which Pacific merged with and into SCB with SCB being the surviving corporation on February 26, 1999. Also, on February 26, 1999, the Beverly Hills branch of Pacific was sold to SMB. References to SCB refer to the entity resulting from the SCB Bank Merger and the PNB Merger, except where indicated.

    SMB is an entity resulting from mergers by Western Bank with Santa Monica Bank and BKLA. The Company acquired Western Bank on September 30, 1996 in a transaction that was accounted for using the purchase method of accounting. Consequently, the results of operations contained herein include Western Bank only from the date of the Western Acquisition. The Company acquired Santa Monica Bank in January 1998 through the merger of Santa Monica Bank with and into Western Bank, with Western Bank being the surviving corporation. In connection with the SMB Acquisition, Western Bank changed its name to "Santa Monica Bank." This transaction was accounted for using the purchase method of accounting. Consequentially, the results of operations contained herein include Santa Monica Bank only from the date of the SMB Acquisition.

    On October 23, 1998, the Company consummated the BKLA Acquisition, whereby BKLA was merged with and into SMB, with SMB being the surviving corporation in a transaction accounted for using the pooling-of-interests method of accounting. References to SMB refer to the merged entity (including Western Bank and Santa Monica Bank from the dates of their respective acquisitions) except where indicated.

    Each of the CCB Merger, the SCB Merger, the BKLA Acquisition and the PNB Merger were accounted for using the pooling-of-interests method of accounting. Accordingly, all accompanying financial information has been restated to combine the consolidated financial information of CCB, SC Bancorp, BKLA and PNB with that of the Company. The consolidated financial information of CCB was combined with that of the Company in restated consolidated financial statements filed in a Current Report on Form 8-K on July 15, 1997. The consolidated financial information of SC Bancorp was combined with that of the Company in supplemental consolidated financial statements filed in a Current Report on Form 8-K on October 24, 1997. The consolidated financial information of BKLA was combined with that of the Company in restated consolidated financial statements filed in a Current Report on Form 8-K on November 12, 1998. For further information regarding the acquisition history of the Company, see "Item 1. Business--Strategic Evolution."

SELECTED FINANCIAL DATA

    The following tables and data set forth statistical information relating to the Company and its subsidiaries for each of the years in the five-year period ended December 31, 1998. Such tables and data reflect (i) the combination of the Company with CCB, SC Bancorp, BKLA and PNB on June 4, 1997, October 10, 1997, October 23, 1998 and December 30, 1998, respectively, each in a merger accounted for as a pooling-of-interests, and (ii) the acquisition of Western Bank and Santa Monica Bank from the dates of such acquisitions. The following summary financial data was derived from the audited Consolidated Financial Statements of the Company, which reflect the effect of the CCB Merger, the SCB Merger, the BKLA Acquisition and the PNB Merger. This data should be read in conjunction with the audited Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 and related notes included elsewhere herein. See "Item 8. Financial Statements and Supplementary Data." All share data has been adjusted to reflect the Reverse Stock Split.

                                                                           AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------------------------------
                                                              1998(1)         1997        1996(2)         1995          1994
                                                            ------------  ------------  ------------  ------------  ------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
CONDENSED STATEMENT OF OPERATIONS DATA:
  Interest income.........................................  $    181,628  $    132,309  $     98,776  $     82,354  $     70,269
  Interest expense........................................        48,520        37,333        29,286        25,060        17,798
                                                            ------------  ------------  ------------  ------------  ------------
    Net interest income...................................       133,108        94,976        69,490        57,294        52,471
  Provision for loans and lease losses....................         1,325         4,080         2,671         9,756         4,422
  Noninterest income (other than gains or losses on
    securities and sale of loans and other assets
    transactions).........................................        27,297        16,805        14,836        15,529        13,010
  Gain (losses) on securities transactions................         1,550           331           276          (789)          (49)
  Gain on sale of loans and other assets, net.............        16,009        10,300         8,377           503           489
  Other noninterest expense...............................       119,990        90,464        70,879        58,767        56,874
  Lower of cost or market adjustment on loans.............       --            --            --                756       --
  Goodwill amortization...................................        10,252         2,784         1,123           841           211
  OREO expense (income)...................................           (92)          339           159         3,350         3,534
                                                            ------------  ------------  ------------  ------------  ------------
    Income (loss) before taxes............................        46,489        24,745        18,147          (933)          880
  Income tax expense (benefit)............................        26,333        12,832         4,601        (1,831)        1,680
                                                            ------------  ------------  ------------  ------------  ------------
    Net income (loss).....................................  $     20,156  $     11,913  $     13,546  $        898  $       (800)
                                                            ------------  ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------  ------------
    Comprehensive income (loss)...........................  $     20,942  $     12,925  $     12,884  $      7,101  ($     3,919)
                                                            ------------  ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------  ------------
PER SHARE DATA
  Basic net income (loss) per share.......................  $       1.00  $       0.83  $       1.18  $       0.10  $      (0.10)
  Diluted net income (loss) per share(3)..................  $       0.98  $       0.79  $       1.14  $       0.09  $      (0.10)
  Cash dividends declared.................................  $      0.675  $       0.30  $         --  $         --  $         --
  Dividend payout ratio...................................          68.9%         38.0%         0.00%         0.00%         0.00%
  Book value per share....................................  $      16.88  $      12.10  $      11.57  $       8.73  $       9.02
  Shares used to compute diluted net income (loss) per
    share.................................................    20,611,000    15,036,700    11,899,200     9,674,900     7,773,000
BALANCE SHEET DATA:
  Assets..................................................  $  2,585,880  $  1,898,417  $  1,667,816  $  1,170,922  $    995,286
  Loans and leases net of deferred fees and unearned
    income(4).............................................     1,668,954     1,141,192       992,615       703,180       582,281
  Loans held for sale.....................................       130,255        97,211        63,855        51,588        12,448
  Allowance for loan and lease losses.....................        26,743        20,271        19,251        18,147        16,475
  Securities..............................................       365,084       275,857       362,325       228,926       269,826
  Goodwill................................................       145,514        36,369        34,630         5,864         2,464
  Deposits................................................     2,172,269     1,675,698     1,460,287     1,046,210       892,901
  Borrowings..............................................        23,722        19,797        31,494         9,202        16,991
  Shareholders' equity....................................       352,075       184,706       160,362       104,847        78,348
ASSET QUALITY
  Nonaccrual loans and leases.............................  $     14,929  $     12,990  $     22,171  $     28,387  $     20,788
  OREO....................................................         4,361         8,212        11,104         6,243        13,652
                                                            ------------  ------------  ------------  ------------  ------------
    Total nonaccrual loans and leases and OREO............  $     19,290  $     21,202  $     33,275  $     34,630  $     34,440
                                                            ------------  ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------  ------------
PERFORMANCE RATIOS:
  Return on average assets................................          0.80%         0.68%         1.04%         0.08%        (0.08%)
  Return on average shareholders' equity..................          5.94%         6.91%        11.18%         0.99%        (0.97%)
  Net interest spread.....................................          4.86%         4.86%         4.74%         4.81%         4.72%
  Net interest margin (net interest income/average
    interest earning assets)..............................          6.16%         6.14%         6.00%         5.98%         5.71%
  Average shareholders' equity to average assets..........         13.51%         9.89%         9.32%         8.41%         7.88%

ASSET QUALITY RATIOS(4):
  Nonaccrual loans and leases to gross loans and leases...          0.89%         1.13%         2.23%         4.02%         3.56%
  Nonaccrual loans and leases and OREO to total assets....          0.75%         1.12%         2.00%         2.96%         3.46%
  Allowance for loan and lease losses to gross loans and
    leases................................................          1.60%         1.77%         1.93%         2.57%         2.82%
  Allowance for loan and lease losses to nonaccrual loans
    and leases............................................           179%          156%           87%           64%           79%
  Net charge-offs to average loans and leases.............          0.23%         0.46%         0.87%         1.55%         2.25%

------------------------------

(1) Includes the accounts and operating results of Santa Monica Bank since the January 27, 1998 acquisition date.

(2) Includes the accounts and operating results of Western since the September 30, 1996 acquisition date.

(3) Excludes stock options as common stock equivalents in 1994 as the effect thereof was anti-dilutive.

(4) Includes only loans held for investment.

BALANCE SHEET ANALYSIS

  OVERVIEW

    The Company had total assets of approximately $2.6 billion at December 31, 1998 as compared to total assets of approximately $1.9 billion at December 31, 1997. At January 31, 1998, the Company had total assets of approximately $2.7 billion after giving effect to the SMB Acquisition. The Company's total deposits increased from approximately $1.7 billion at December 31, 1997 to approximately $2.2 billion at December 31, 1998. The SMB Acquisition added approximately $584 million of deposits as of January 31, 1998. Common shareholders' equity increased $167.4 million from approximately $184.7 million at December 31, 1997 to $352.1 million at December 31, 1998. Of this increase, approximately $150 million was related to equity transactions associated with the SMB Acquisition. Following is an analysis of the Company's assets and liabilities as of December 31, 1998, including a discussion of capital activities and liquidity.

  CAPITAL ACTIVITIES

    In August 1997 the Company instituted a quarterly dividend and thereafter declared the following dividends through the date hereof.

     RECORD DATE               PAY DATE         AMOUNT PER SHARE
----------------------  ----------------------  -----------------
  November 10, 1997       December 10, 1997         $    0.15
  February 27, 1998         March 27, 1998          $    0.15
     June 5, 1998           June 26, 1998           $    0.15
   August 28, 1998        September 25, 1998        $    0.15
   December 4, 1998       December 24, 1998         $   0.225
    March 5, 1999           March 26, 1999          $   0.225

    For a more detailed description of the Company's dividends, See "Item 1. Business--Capital Transactions--DIVIDENDS" and "Item 5. Market For Registration's Common Stock and Related Security Holder Matters--DIVIDENDS."

    On December 30, 1998, the Company consummated the PNB Merger, pursuant to which, 2,779,733 shares of Company Common Stock were issued as consideration. (For further information on the PNB Merger, see "Item 1. Business--Strategic Evolution--PNB MERGER" and Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data.")

    On October 23, 1998, the Company consummated the BKLA Acquisition, pursuant to which, approximately 2,214,350 shares of Company Common Stock (prior to adjustment for fractional shares) were issued as consideration. (For further information on the BKLA Acquisition, see "Item 1. Business-- Strategic Evolution--BKLA ACQUISITION" and Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data.")

    On January 27, 1998, the Company consummated the SMB Acquisition. As part of the SMB Acquisition, the name of Western Bank was changed to "Santa Monica Bank." Upon the SMB Acquisition becoming effective, each share of SMB Common Stock issued and outstanding at the time was converted into the right to receive either (i) $28.00 in cash or (ii) 0.875 shares of Company Common Stock. Of the 7,084,244 shares of SMB Common Stock outstanding at the time of the SMB Acquisition, approximately 57.2 percent elected to receive the Cash Consideration, resulting in a payment of approximately $113,451,000 in the aggregate, and approximately 42.8 percent received the Stock Consideration resulting in the issuance of approximately 2,653,000 shares of Company Common Stock. In order to fund a part of the Cash Consideration payments, the Company issued an additional 2,327,550 shares of Company Common Stock in the 1998 Private Placement for $65,171,400 in the aggregate. Accordingly, in the aggregate, approximately 4,980,550 shares of Company Common Stock were issued in connection with the SMB Acquisition. The total value of the consideration paid in the SMB Acquisition was approximately $198.4 million in Company Common Stock and cash. The SMB Acquisition was accounted for using the purchase method of accounting. In conjunction with the SMB Acquisition, the Company and Santa Monica Bank incurred after-tax merger costs of approximately $8.4 million, representing $2.7 million in investment banking fees and other acquisition costs including filing and professional fees, employment compensation, and costs of computer conversions and consolidation. These expenses were capitalized as part of goodwill. See "Item 1. Business--Strategic Evolution--SMB ACQUISITION" and Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

    On October 10, 1997, the Company consummated the SCB Merger, pursuant to which, approximately 3,555,500 shares of Company Common Stock (prior to adjustment for fractional shares) were issued as consideration. (For further information on the SCB Merger, see "Item 1. Business--Strategic Evolution-- SCB MERGER" and Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data").

    On June 4, 1997, the Company consummated the CCB Merger, pursuant to which, 3,043,226 shares of Company Common Stock were issued as consideration. In addition, on June 3, 1997, in connection with the CCB Merger, the Company completed the Reverse Stock Split. (For further information on the CCB Merger, see "Item 1. Business--Strategic Evolution--CCB MERGER" and Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data.") All share amounts herein have been restated to give effect to the Reverse Stock Split. See "Item 1. Business-- Capital Transactions--REVERSE STOCK SPLIT."

    On September 30, 1996, the Company acquired all of the issued and outstanding shares of Western Bank. The Company funded the purchase price with the issuance of approximately 3,076,045 shares of Company Common Stock in the 1996 Private Placement from which the Company raised approximately $42.2 million, net of approximately $0.9 million in issuance costs, and from the proceeds of a three year loan of $26.5 million from The Northern Trust Company. A $15.5 million dividend was declared by Western Bank concurrently with the completion of the Western Acquisition and paid to the Company, which was used to reduce the $26.5 million note to $11.0 million. See "Item 1. Business--Strategic Evolution--WESTERN ACQUISITION," "Item 1. Business--Capital Transactions--CAPITAL RAISING TRANSACTIONS" and Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

  CASH LIQUIDITY

    The Company defines "Cash Liquidity" as cash and cash equivalents plus securities and loans available for sale less pledged assets and the reserve requirement divided by total deposits and borrowings less assets, mainly securities and loans, pledged for deposit balances. The Company manages Cash Liquidity on a consolidated basis and will sell or borrow federal funds between the Banks and will participate loans based upon the liquidity needs of each of the Banks subject to certain regulatory limitations. At December 31, 1998, Cash Liquidity at the Company was 25 percent. During 1998, the Company consistently maintained Cash Liquidity of approximately 25 percent or greater, which was a product of increasing demand for loans despite high underwriting standards established during the latter part of a major recession. The Company was also hesitant to commit liquid funds to mid- to long-term investments during a period when the yield curve was relatively flat and in a historically low interest rate environment such as existed during most of 1998, and in anticipation of increased funding needs due to expected growth in the loan portfolio of the Company.

    The primary sources of liquidity of Western Bancorp, on a stand alone basis, are the receipt of dividends from the Banks, the ability to raise capital (See "--CAPITAL ACTIVITIES") and a revolving line of credit (See "--BORROWINGS"). The availability of dividends from the Banks is limited by various statutes and regulations of state and federal law. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank is unable to pay cash dividends due to insufficient retained earnings or net income for its last three fiscal years, cash dividends may be paid under certain circumstances with the prior approval of the DFI. In conjunction with the acquisition of SMB on January 27, 1998, the Company received regulatory approval to take dividends from SCB and SMB in the amount of $9 million and $45 million, respectively. During 1998 the Company received regulatory approval to take additional dividends of $8.4 million and $10.0 million from SCB and SMB, respectively. Based on the retained earnings and net income and distributions made to shareholders for the three fiscal years ending December 31, 1998, the Banks must obtain prior approval from the DFI in order to pay dividends. (See
Note 9 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data", "Item 5. Market for Company Common Stock and Related Security Holder Matters--Dividends" and "--Liquidity, Interest Rate Risk and Market Risk").

  INVESTMENT PORTFOLIO

    The carrying value of securities available for sale increased approximately $135 million from $220 million at December 31, 1997 to $355 million at December 31, 1998. This increase is due primarily to the SMB Acquisition which added approximately $89 million in securities available for sale and from transferring approximately $79.0 million of securities held to maturity to the available for sale portfolio after the BKLA Acquisition. The amortized cost of the securities transferred was $79.4 million, which represented the entire held to maturity portfolio at such time, and the related unrealized loss of $187,000, net of tax, was included in shareholders' equity.

    The carrying value of securities held to maturity and securities available for sale at the dates indicated are summarized in the table below:

                                                                                          DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
Securities held to maturity:
  US Government securities...................................................  $   --      $   24,966  $    1,147
  US Agency securities.......................................................      --          17,962       3,989
  Mortgaged-backed securities................................................      --           5,210       1,921
                                                                               ----------  ----------  ----------
  Total debt securities......................................................  $   --      $   48,138  $    7,057
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Securities available for sale:
  US Government securities...................................................  $   68,912  $  108,550  $  177,546
  US Agency securities or insured obligations................................     142,748      55,549      97,491
  Mortgaged-backed securities................................................      77,900      53,642      61,836
  State and political subdivisions...........................................       5,374       1,220         411
  Other debt securities......................................................      59,354      --           1,449
                                                                               ----------  ----------  ----------
  Total debt securities......................................................     354,288     218,961     338,733
  Mutual funds...............................................................      --          --           9,078
  Other equity securities....................................................       1,036       1,062         783
                                                                               ----------  ----------  ----------
  Total......................................................................  $  355,324  $  220,023  $  348,594
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The following table shows the maturities of debt securities available for sale at December 31, 1998 (Dollars in thousands):

                                                                                        1 YEAR THRU             5 YEARS THRU
                                              TOTAL             1 YEAR OR LESS            5 YEARS                 10 YEARS
                                       --------------------  --------------------  ----------------------  ----------------------
                                        AMOUNT      YIELD     AMOUNT      YIELD      AMOUNT       YIELD      AMOUNT       YIELD
                                       ---------  ---------  ---------  ---------  -----------  ---------  -----------  ---------
US Government securities.............  $  68,912      4.66%  $  58,842      4.68%   $  10,070       4.56%   $  --          --
US Agency or insured obligations.....    142,748      4.82%    120,189      4.75%      22,076       5.10%         483       8.14%
Mortgage-backed Securities...........     77,900      6.11%     10,353      5.75%      26,083       5.74%       1,979       6.38%
Other debt securities................     64,728      5.92%     27,311      4.39%       2,214       3.29%         446       4.14%
                                       ---------             ---------             -----------             -----------
  Total..............................  $ 354,288      5.27%  $ 216,695      4.73%   $  60,443       5.22%   $   2,908       6.33%
                                       ---------             ---------             -----------             -----------
                                       ---------             ---------             -----------             -----------
  Amortized cost.....................  $ 353,172      5.81%  $ 216,272      5.48%   $  60,268       5.56%   $   2,857       5.94%
                                       ---------             ---------             -----------             -----------
                                       ---------             ---------             -----------             -----------


                                           OVER 10 YEARS
                                       ----------------------
                                         AMOUNT       YIELD
                                       -----------  ---------
US Government securities.............   $  --          --
US Agency or insured obligations.....      --          --
Mortgage-backed Securities...........      39,485       6.43%
Other debt securities................      34,757       7.31%
                                       -----------
  Total..............................   $  74,242       6.84%
                                       -----------
                                       -----------
  Amortized cost.....................   $  73,775       6.99%
                                       -----------
                                       -----------

    At December 31, 1998, the Company did not have investments in securities issued by any one non-federal issuer which exceeded ten percent of shareholders' equity.

    The Banks do not have securities trading accounts and do not intend to trade securities. For further information, see Note 4 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

  LOAN AND LEASE PORTFOLIO

    The Company, through the Banks, concentrates its lending activities in four principal areas.

    (1) REAL ESTATE LOANS. Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior trust deeds on specific properties and equity lines of credit. The properties collateralizing real estate loans are principally located in the Company's primary market areas of Los Angeles, Orange and San Diego counties in California and the contiguous communities. The construction loans are comprised of loans on residential and income producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the prime rate or other established index. The miniperm loans finance the purchase and/or ownership of income producing properties. Miniperm loans are generally made with an amortization schedule ranging from fifteen to thirty years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior trust deeds on real properties. They bear a rate of interest that floats with the prime rate, LIBOR, or other established index and have maturities of five to seven years. The Company also makes a small number of loans on 1-4 family residential properties and 5 or more unit residential properties. From time to time, the Company purchases participation interests in loans made by other institutions. These loans are subject to the same underwriting criteria and approval process as loans made directly by the Company. The Banks' real estate portfolio is subject to certain risks, including (i) a possible downturn in the Southern California economy such as that which occurred during the early 1990s, (ii) interest rate increases due to inflation, (iii) reduction in real estate values in Southern California, and
(iv) continued increase in competitive pricing and loan structure. The Banks strive to reduce the exposure to such risks by (i) reviewing each loan request and renewal individually, (ii) using a dual signature approval system, whereby both the marketing and credit administration departments must approve each request individually, and (iii) following strict written loan policies, including, among other factors, minimum collateral requirements and maximum loan-to-value ratio requirements. Each loan request is reviewed on the basis of the Bank's ability to recover both principal and interest in view of the inherent risks.

    (2) COMMERCIAL LOANS. Commercial loans are made to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, the Company's policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and are generally (with some exceptions) collateralized by short term assets such as accounts receivable and inventory (monitored by the Company's asset based lending department), equipment or real estate and generally have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the prime rate, LIBOR, or other established index. Commercial term loans are typically made to finance the acquisition of fixed assets, to refinance short term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. Commercial term loans may be collateralized by the asset being acquired or other available assets and bear interest which either floats with the prime rate, LIBOR, or other established index or is fixed for the term of the loan. The Banks' portfolio of commercial loans is subject to certain risks, including (i) a possible downturn in the Southern California economy which could potentially be brought on by large companies or industries leaving the state, (ii) possible higher interest rates, and (iii) the possible deterioration of companies' financial capabilities over time. The Banks strive to reduce the exposure to such risks through (i) a dual signature approval system, whereby both the marketing and credit administration departments must approve each credit request individually, and (ii) following strict written loan policies. In addition, loans based on short term asset values are monitored on a monthly or quarterly bases. In general, the Banks receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

    (3) RESIDENTIAL MORTGAGE LOANS. Residential mortgage loans originated by SCB's mortgage division include conventional, jumbo, and FHA and VA guaranteed loans. The Mortgage Division operates both wholesale and retail departments, although the wholesale division accounts for the majority of the loan volume. The wholesale business is generated through a professional commissioned sales staff which services an extensive network of over 1,500 wholesale mortgage loan brokers. All of the mortgage loans the Mortgage Division originates are sold to institutional investors. These loans are funded by SCB and generally are sold within 30 days after funding. The Company does not retain the servicing on the mortgage loans it sells. Over 95 percent of the mortgage loans originated by the Mortgage Division are considered by the market to be A rated loans. The Mortgage Division also originates and sells a small number of sub-prime A- rated loans. For additional information regarding the Mortgage Division, see "Item I. Business--Business of the Company--THE MORTGAGE DIVISION" and Note 21 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

    (4) CONSUMER LOANS AND LEASES. Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Company also makes leases on new and used automobiles. These leases may be closed-end or commercial leases, have terms of one to five years and bear interest at a fixed rate. The Banks' consumer loan portfolio is subject to certain risks, including (i) the high amount of credit offered to consumers in the market, (ii) the possibility of higher interest rates due to possible inflation, and (iii) the consumer bankruptcy laws which allow consumers to discharge certain debts. The Banks strive to reduce the exposure to such risks through (i) the use of standardized credit scoring techniques which are continually updated in light of any recent trends and (ii) the direct approval of loans in excess of $100,000 by credit administration department using a dual signature system of approval and strict adherence to written credit policies.

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

                                                            LOANS AND LEASES OUTSTANDING AT DECEMBER 31,
                                                   --------------------------------------------------------------
                                                       1998          1997         1996        1995        1994
                                                   ------------  ------------  ----------  ----------  ----------
                                                                           (IN THOUSANDS)
Loan type:
  Real estate construction.......................  $    193,378  $     91,314  $   78,539  $   46,255  $   44,199
  Real estate mortgage...........................       739,551       498,598     398,300     243,270     220,132
  Commercial.....................................       581,708       453,843     399,525     324,450     242,196
  Leases.........................................         1,551         1,934       3,027       3,463       4,159
  Installment and other..........................       157,462        98,940     116,447      87,946      73,705
                                                   ------------  ------------  ----------  ----------  ----------
  Gross loans and leases.........................     1,673,650     1,144,629     995,838     705,384     584,391
                                                   ------------  ------------  ----------  ----------  ----------
Less:
  Unearned lease income..........................          (190)         (226)       (364)       (399)       (544)
  Deferred loan fees.............................        (4,506)       (3,211)     (2,859)     (1,805)     (1,566)
  Allowance for loan and lease losses............       (26,743)      (20,271)    (19,251)    (18,147)    (16,475)
                                                   ------------  ------------  ----------  ----------  ----------
    Net loans and leases.........................  $  1,642,211  $  1,120,921  $  973,364  $  685,033  $  565,806
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------

Loans available for sale.........................  $    130,255  $     97,211  $   63,855  $   51,588  $   12,448
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------

    Gross loans increased $529 million from $1.14 billion at December 31, 1997 to $1.67 billion at December 31, 1998 and the allowance for loan and lease losses increased approximately $6.5 million from $20.3 million at December 31, 1997 to $26.7 million at December 31, 1998. The increase in loans and leases during 1998 is attributable primarily to the SMB Acquisition which added approximately $396 million of loans. The growth and quality achieved in the loan portfolio in 1998 and 1997 is also attributable to the continued growth of the Southern California economy and the associated borrowing requirements of the Company's customers to participate in that growth. The growth in the allowance for loan and lease losses during 1998 is attributable primarily to the SMB Acquisition which added approximately $8.7 million to the allowance.

    With certain exceptions, a bank is permitted under California law to make "secured loans" (as defined for regulatory purposes) to a single borrower in aggregate amounts up to 25 percent of the sum of shareholders' equity (excluding goodwill and the effect of the unrealized gain or loss on securities available for sale included in shareholders' equity), allowance for loan and lease losses, capital reserves, if any, and debentures, if any, and up to 15 percent of such sum for the aggregate of "unsecured loans" (as defined for regulatory purposes). As of December 31, 1998 these consolidated lending limits for the Banks were approximately $58.2 million for secured loans, and approximately $34.9 million for unsecured loans. The Company sells participations in loans between its subsidiaries and to outside parties where necessary to stay within lending limits or otherwise to limit the Company's exposure in particular credits. Where deemed appropriate to better utilize available funds, the Company may purchase participations in loans. At December 31, 1998, there are no loans outstanding to a single borrower which exceed these limits.

    MORTGAGE LOANS HELD FOR SALE. Through PNB Mortgage, a division of SCB, the Company operates a residential mortgage division for the origination and sale of mortgage loans on a servicing-released basis. A substantial portion of all mortgage loans originated are in Los Angeles, Orange, Riverside, and San Diego counties in California and are sold to institutional investors.

    During 1998, PNB Mortgage originated approximately $1.6 billion in mortgage loans compared to $1.1 billion for 1997. Approximately 49 percent of the mortgage loan volume originated in 1998 by PNB

Mortgage consisted of purchase money loans, and approximately 51 percent consisted of loan refinances. Approximately 73 percent of the mortgage loan volume originated in 1997 by PNB Mortgage consisted of purchase money loans and approximately 27 percent consisted of loan refinances. The increase in loan refinancing from 1997 to 1998 is largely due to the low interest rate environment which existed during 1998, and there can be no assurance that the low interest rate environment will continue in the future.

    SEGMENT INFORMATION

    The Company operates in two business segments: banking and mortgage banking. These segments are managed separately because each requires different levels of resources and serves different markets. The mortgage banking segment was acquired through the PNB Merger, which was consummated on December 30, 1998.

    The banking segment provides traditional banking services and products to the banking customers in the markets served by the Banks. These services and products include deposits, commercial loans, real estate loans, consumer loans, leases, and trust and escrow services. In addition, the Banks maintain investment portfolios consisting of different types of debt obligations and equity securities. The banking segment derives its income primarily from the interest it earns on loans and investments and fees for services provided. These revenues are offset by interest expense on deposits and borrowings. In addition, the banking segment provides for losses on loans and leases. The significant general and administrative expenses of the banking segment include salaries and benefits, occupancy, communications, professional services, data processing and regulatory assessments. Goodwill amortization, litigation settlement costs and merger costs are allocated to the banking segment as such expenses relate either to acquisitions of banking organizations or banking in general.

    The mortgage banking segment originates residential mortgage loans for sale to third parties, which are funded by the banking segment, on a servicing-released basis and derives its income from the gain on sale of loans and processing fees on the related loans. PNB Mortgage does not retain the servicing on the mortgage loans it sells. The gain on sale of loans, which is the main source of revenue for the mortgage banking segment, is offset by general and administrative expenses which include salaries and benefits, occupancy, and professional services. The mortgage banking segment provides for losses on sold loans to indemnify investors against losses stemming from recourse and breaches of representations or warranties.

    Income taxes are allocated to each segment based on their separate income or loss before income taxes. The Company evaluates segment performance based on net revenue of the segment. The Company does not allocate either the interest income on mortgage loans held for sale or the interest expense related to the cost of funds of the mortgage banking segment's originations. There are no other intersegment sales, revenues or transfers.

    The following schedules reconcile significant portions, but not all, of both the banking and mortgage banking segments' financial information.

                                            1998                                  1997                           1996
                            ------------------------------------  ------------------------------------  ----------------------
                                        MORTGAGE    CONSOLIDATED              MORTGAGE    CONSOLIDATED              MORTGAGE
                             BANKING     BANKING      COMPANY      BANKING     BANKING      COMPANY      BANKING     BANKING
                            ---------  -----------  ------------  ---------  -----------  ------------  ---------  -----------
                                                                      (IN THOUSANDS)
Net interest income
  (excluding provision for
  loan and lease
  losses).................  $ 133,108   $  --        $  133,108   $  94,976   $  --        $   94,976   $  69,490   $  --
Provision for loan and
  lease losses............      1,325      --             1,325       4,080      --             4,080       2,671      --
Provision for losses on
  sold loans..............     --           1,701         1,701      --             276           276      --           1,080
Gain on sale of loans.....        717      15,292        16,009         716       9,584        10,300       1,128       7,249
Other non-interest
  income..................     21,304       7,543        28,847      11,797       5,339        17,136      11,232       3,880
Salaries and benefits.....     43,987      11,221        55,208      34,128       7,664        41,792      30,377       5,514
Depreciation and
  amortization............      5,025         261         5,286       3,285         179         3,464       3,037         155
Litigation settlements....      4,100      --             4,100      --          --            --             950      --
Merger related costs......     17,938      --            17,938      14,201      --            14,201      --          --
Income before taxes.......     40,535       5,954        46,489      20,410       4,335        24,745      15,408       2,739
Income taxes..............     23,832       2,501        26,333      11,011       1,821        12,832       3,451       1,150
Net income................     16,703       3,453        20,156       9,399       2,514        11,913      11,957       1,589
Additions to fixed
  assets..................     21,032         361        21,393       1,976         144         2,120       6,689         249
Total assets..............  $2,447,004  $ 138,876    $2,585,880   $1,797,241  $ 101,176    $1,898,417   $1,601,563  $  66,253


                            CONSOLIDATED
                              COMPANY
                            ------------

Net interest income
  (excluding provision for
  loan and lease
  losses).................   $   69,490
Provision for loan and
  lease losses............        2,671
Provision for losses on
  sold loans..............        1,080
Gain on sale of loans.....        8,377
Other non-interest
  income..................       15,112
Salaries and benefits.....       35,891
Depreciation and
  amortization............        3,912
Litigation settlements....          950
Merger related costs......       --
Income before taxes.......       18,147
Income taxes..............        4,601
Net income................       13,546
Additions to fixed
  assets..................        6,938
Total assets..............   $1,667,816

    The mortgage banking segment derives its revenue from noninterest income, which is primarily gain on sale of loans and processing fees collected for originations. Gains on sale of loans and noninterest income in the mortgage banking segment have each grown steadily from 1996 to 1998. Gain on sale of loans for the year ended December 31, 1996, 1997 and 1998 was $7.2 million, $9.6 million and $15.3 million, respectively, and other noninterest income was $3.9 million, $5.3 million and $7.5 million for the same time periods, respectively. The increase in mortgage banking revenues was offset partially by an increase in certain operating expenses, the largest component being salary and benefits, which was $5.5 million, $7.7 million and $11.2 million for the years ended December 31, 1996, 1997 and 1998, respectively.

    The banking segment derives its revenue mainly from interest income received on loans and investments. Net interest income has increased from $69.5 million for the year ended December 31, 1996 to $133.1 million for the year ended December 31, 1998, such increase being attributable primarily to the increase in the Company's assets resulting from the Western Acquisition and SMB Acquisition. The banking segment's growth in revenue is also offset partially by an increase in operating expenses, the largest component being salary and benefits, which increased from $30.4 million to $44.0 million for the year ended December 31, 1996 to December 31, 1998. In addition, the banking segment has absorbed the costs of mergers and litigation, as much of these expenses directly related to the banking segment.

    In the ordinary course of business, PNB Mortgage has liability under representations and warranties made to purchasers and insurers of mortgage loans. Under certain circumstances, PNB Mortgage may become liable for the unpaid principal and interest on defaulted loans (whether recourse or non-recourse) or other loans if there has been a breach of representations or warranties.

    Until September 30, 1996, substantially all mortgage loans were sold with a recourse provision. After October 1, 1996, the majority of the loans sold were without a recourse provision. Generally, loans sold under the recourse provision are required to be repurchased by PNB Mortgage if the loan becomes delinquent within two to six months of funding. PNB Mortgage has the choice to not repurchase the loan; however, in the event that PNB Mortgage elects not to repurchase the loan, PNB Mortgage must indemnify the investor for any and all costs associated with the investors collection of the loan. During 1997, PNB Mortgage chose to indemnify the majority of the loans subject to a recourse provision.

    Management is continually assessing its risks associated with both representations and warranties and the recourse provisions on mortgage loans sold and has established an accrued liability for the estimated future losses. Management believes that this risk has been adequately provided for in the Company's financial statements. Management uses its best judgment in establishing this liability; however, this liability is an estimate which is inherently uncertain and depends on the outcome of future events. Although the Company believes that this estimated liability is adequate at December 31, 1998, there can be no assurance that this estimated liability will be adequate to cover future losses. The following is a summary of transactions affecting this estimated liability for the years indicated.

                                                                      FOR THE YEARS ENDED DECEMBER
                                                                                   31,
                                                                     -------------------------------
                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
                                                                             (IN THOUSANDS)
Balance at the beginning of the period.............................  $     382  $     461  $     232
  Provision for losses.............................................      1,701        276      1,080
  Charges, net of recoveries                                              (806)      (355)      (851)
                                                                     ---------  ---------  ---------
Balance at the end of the period...................................  $   1,277  $     382  $     461
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    The following table indicates the obligations which have been incurred in connection with representations and warranties and the recourse provision for the years indicated. It generally takes nine to twelve months after loans are funded to incur a loss.

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                              1998          1997         1996
                                                          ------------  ------------  ----------
                                                           (IN THOUSANDS, EXCEPT FOR THE NUMBER
                                                                        OF LOANS)
Number of loans repurchased/indemnified.................            64            44          93
Dollar volume of loans repurchased/indemnified..........  $      8,438  $      5,553  $   10,914

    Mortgage loans held for sale are reported at the lower of cost or market. A portion of mortage loans held for sale are not funded until PNB Mortgage obtains a purchase commitment from a third party. The risk specifically associated with this portion of mortgage loans held for sale is that PNB Mortgage will fail to deliver the loans to the purchaser by the commitment date. Policies and procedures are in place to insure that all mortgage loans held for sale are shipped to the purchaser within the required time frames. The total amount of mortgage loans which had purchase commitments at December 31, 1998, 1997 and 1996 were $84,989,000 $59,592,000 and $38,690,000, respectively.

    Loans in process for which interest rates were committed to the mortgage broker/borrower totaled $60,923,000, $38,465,000 and $27,174,000 as of December 31, 1998, 1997 and 1996. At December 31, 1998, 1997 and 1996, PNB Mortgage had
$73,500,000, $56,000,000 and $43,000,000, respectively of mandatory forward commitments to sell whole loans relating to its unfunded pipeline of rate-locked loans and unallocated funded loans held for sale. Gains and losses on mandatory forward commitments are realized in the period when the related loans are sold. Unrealized gains and losses on forward commitments are included in the lower of cost or market valuation for mortgage loans held for sale. At December 31, 1998, 1997 and 1996, the unrealized (loss)/gain on PNB Mortgage mandatory forward commitments was ($116,000), ($286,000) and $270,000, respectively.

    MATURITIES OF LOANS AND LEASES. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower.

Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table below is based on contractual maturities of loans held for investment at December 31, 1998:

                                                          ONE YEAR
                                            ONE YEAR OR  THROUGH 5     OVER 5
                                               LESS        YEARS       YEARS        TOTAL
                                            -----------  ----------  ----------  ------------
                                                             (IN THOUSANDS)
Real estate construction..................   $ 131,998   $   28,566  $   32,814  $    193,378
Real estate mortgage......................      92,691      164,574     482,286       739,551
Commercial................................     262,538      190,992     128,178       581,708
Installment, leases, and other............      20,657       42,866      95,490       159,013
                                            -----------  ----------  ----------  ------------
    Total.................................   $ 507,884   $  426,998  $  738,768  $  1,673,650
                                            -----------  ----------  ----------  ------------
                                            -----------  ----------  ----------  ------------
Loan maturing after one year with:
  Fixed interest rates....................               $  210,102  $  373,012
  Variable interest rates.................                  216,896     365,756
                                                         ----------  ----------
    Total.................................               $  426,998  $  738,768
                                                         ----------  ----------
                                                         ----------  ----------

    Due to the nature of Company's mortgage banking operations, loans held for sale are generally sold within 30 days. Therefore the contractual maturity of these loans are considered to be one year or less with respect to the Company. These loans consist mainly of fixed rate products.

    NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND LEASES. The following table shows the Company's nonaccrual, past due and restructured loans and leases held for investment.

                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
                                                                            (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS AND LEASES:
  Real estate construction.................................  $  --      $     387  $   1,031  $   6,674  $   7,730
  Real estate mortgage.....................................      8,614      8,863     16,043     17,161      4,110
  Commercial...............................................      4,907      3,324      3,737      4,288      8,443
  Leases...................................................     --         --         --             27     --
  Installment and others...................................      1,408        416      1,360        237        505
                                                             ---------  ---------  ---------  ---------  ---------
    Total..................................................  $  14,929  $  12,990  $  22,171  $  28,387  $  20,788
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Total nonaccrual loans and leases as a percentage of gross
  loans and leases.........................................       0.89%      1.13%      2.23%      4.02%      3.56%
Allowance for loan and lease losses to nonaccrual loans and
  leases...................................................        179%       156%        87%        64%        79%
LOANS PAST DUE 90 DAYS OR MORE ON ACCRUAL STATUS:
  Real estate mortgage.....................................  $     825  $     160  $     174  $     328  $     979
  Commercial...............................................        135        185        296     --          1,014
  Installment and other....................................         47         18     --             54         46
                                                             ---------  ---------  ---------  ---------  ---------
  Total....................................................  $   1,007  $     363  $     470  $     382  $   2,039
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
RESTRUCTURED LOANS:
  On accrual status........................................  $   5,599  $   7,209  $   6,219  $   4,528  $   3,262
  On nonaccrual status (1).................................      1,303      6,346      5,170        168      8,024
                                                             ---------  ---------  ---------  ---------  ---------
    Total..................................................  $   6,902  $  13,555  $  11,389  $   4,696  $  11,286
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

------------------------

(1) Included in nonaccrual loans above.

    Nonaccrual loans increased by $1.9 million from $13.0 million at December 31, 1997 to $14.9 million at December 31, 1998. The increase was due in a large part to the inclusion of $2.1 million in nonaccrual loans acquired through the SMB Acquisition which was accounted for as a purchase. During the period, nonaccrual loans increased by $1.9 million at SMB while nonaccrual loans decreased by $2.1 million at SCB. Total nonaccrual loans and leases as a percentage of gross loans and leases decreased from 1.13 percent at December 31, 1997 to 0.89 percent at December 31, 1998.

    There are no commitments to lend additional funds to borrowers listed as nonaccrual or past due 90 days or more.

    The Company's policy concerning nonperforming loans is to cease accruing interest, and to charge off all accrued and unpaid interest on loans which are past due as to principal and/or interest for at least 90 days, or at such earlier time as management determines timely collection of the interest to be in doubt. However, in certain circumstances loans which are past due 90 days or more may continue accruing interest or interest may not be charged off when the related loans are well secured or in the process of being collected. When the Company receives cash on nonaccrual loans or leases, the Company's policy is to record such receipts first as a reduction to the principal and then as interest income. A nonperforming loan or lease may be returned to accrual status if the loan or lease performs for a period of six months.

    The Company has not been active in areas that involve hazardous waste. Based on a general survey of the loan portfolios of the Banks, credit reviews during regulatory examinations conversations with local appraisers, and the type of lending currently and historically done by the Banks, the Company does not believe that it is exposed to any material loss or liability related to environmental issues as of the date hereof. Based on such reviews, one loan with a principal balance of $2.8 million was identified to be impacted by hazardous material during 1998. The loan was charged off and the note subsequently sold to an outside party, resulting in a partial recovery.

    POTENTIAL PROBLEM LOANS AND IMPAIRED LOANS. "Impaired loans" are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category of "nonaccrual loans," although the two categories overlap. Generally, nonaccrual loans are considered impaired loans. Nonaccrual loans are loans on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

    At December 31, 1998 and 1997, impaired loans and leases and the related specific loan and lease loss allowances were as follows:

                                                                    AT DECEMBER 31, 1998
                                                            -------------------------------------
                                                                          ALLOWANCE
                                                                          FOR LOAN
                                                             RECORDED     AND LEASE       NET
                                                            INVESTMENT     LOSSES     INVESTMENT
                                                            -----------  -----------  -----------
                                                                       (IN THOUSANDS)
With specific allowance...................................   $  10,920    $   3,254    $   7,666
Without specific allowance................................      12,954       --           12,954
                                                            -----------  -----------  -----------
                                                             $  23,874    $   3,254    $  20,620
                                                            -----------  -----------  -----------
                                                            -----------  -----------  -----------

                                                                    AT DECEMBER 31, 1997
                                                            -------------------------------------
                                                                          ALLOWANCE
                                                                          FOR LOAN
                                                             RECORDED     AND LEASE       NET
                                                            INVESTMENT     LOSSES     INVESTMENT
                                                            -----------  -----------  -----------
                                                                       (IN THOUSANDS)
With specific allowance...................................   $   7,634    $   1,418    $   6,216
Without specific allowance................................      12,713       --           12,713
                                                            -----------  -----------  -----------
                                                             $  20,347    $   1,418    $  18,929
                                                            -----------  -----------  -----------
                                                            -----------  -----------  -----------

    At December 31, 1998 and 1997 the Company had identified impaired loans with a recorded investment of approximately $23.9 million and $20.3 million, respectively. An allowance of $3.3 million and $1.4 million, representing the difference between the value of collateral supporting these loans and their outstanding balance, is included in the allowance for loan and lease losses at December 31, 1998 and 1997, respectively. For further information on loans and leases, see Note 5 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

    Except as reflected above, management is not aware of any borrowers who are experiencing severe financial difficulties, or who, in the normal course of business, represent any identified loss potential. The Company monitors all loans and completes a monthly internal watch list report, which is inclusive of both loans past due and borrowers that have been identified for closer monitoring.

    LOAN CONCENTRATIONS. Approximately 56 percent of the Company's loan portfolio held for investment at December 31, 1998 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, the Company's lending activities are predominantly in Southern California with the majority of loans concentrated in Los Angeles and Orange County in California. Consequently, the results of the operations and financial condition of the Company are dependent upon the general trends in the Los Angeles, Orange and San Diego Counties in California and Southern California economies and residential and commercial real estate markets. In addition, the concentration of the Company's operations in Southern California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region. Other than this geographical and real estate concentration, the Company considers the loan portfolios to be diverse, and there are no specific concentrations to any one borrower or group of borrowers that are engaged in similar activities which would cause them to be similarly impacted by economic or other considerations.

  SUMMARY OF LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN AND LEASE LOSSES HELD
    FOR INVESTMENT

    The following table summarizes loan balances, loans charged off, the provision for loan and lease losses charged to expense, the allowance, and loan recoveries. The allowance for loan and lease losses applies only to loans and leases held for investment and therefore the following analysis does not include loans available for sale.

                                                               AT OR FOR THE YEAR ENDING DECEMBER 31,
                                                   --------------------------------------------------------------
                                                       1998          1997         1996        1995        1994
                                                   ------------  ------------  ----------  ----------  ----------
                                                                       (DOLLARS IN THOUSANDS)
Balance at the beginning of the year.............  $     20,271  $     19,251  $   18,147  $   16,475  $   25,028
  Loans and leases charged off:
    Real estate construction.....................           152       --            1,017         807       4,842
    Real estate mortgage.........................         3,341         2,594       3,778       6,396       6,159
    Commercial...................................         2,592         4,270       2,954       3,501       4,655
    Leases.......................................       --            --               27          11          48
    Installment and other........................         1,126           611         583       1,014         679
                                                   ------------  ------------  ----------  ----------  ----------
      Total loans and leases charged off.........         7,211         7,475       8,359      11,729      16,383
                                                   ------------  ------------  ----------  ----------  ----------
  Recoveries on loans and leases charged off:
    Real estate construction.....................            38            55          17         103         354
    Real estate mortgage.........................         1,729           377         387         671         697
    Commercial...................................         1,319         1,900       1,089         834       2,121
    Leases.......................................       --            --           --              34          52
    Installment and other........................           615           201         138         254         184
                                                   ------------  ------------  ----------  ----------  ----------
      Total recoveries on loans and leases
        charged off..............................         3,701         2,533       1,631       1,896       3,408
                                                   ------------  ------------  ----------  ----------  ----------
      Net loans and leases charged off...........         3,510         4,942       6,728       9,833      12,975
                                                   ------------  ------------  ----------  ----------  ----------
  Provision charged to operating expense.........         1,325         4,080       2,671       9,756       4,422
  Addition to allowance due to:
    Acquisitions.................................         8,657         1,882       5,041       1,132      --
    Loan portfolio purchases.....................       --            --              120         617      --
                                                   ------------  ------------  ----------  ----------  ----------
Balance at the end of the year...................  $     26,743  $     20,271  $   19,251  $   18,147  $   16,475
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------
Loans:
  Average loans and leases outstanding during
    year.........................................  $  1,499,622  $  1,078,120  $  769,770  $  635,259  $  577,332
  Gross loans and leases at end of year..........  $  1,673,650  $  1,144,629  $  995,838  $  705,384  $  584,391
Ratios:
  Net loans and leases charged off to average
    loans and leases.............................         0.23%         0.46%       0.87%       1.55%       2.25%
  Allowance as a percentage of end of year loans
    and leases...................................         1.60%         1.77%       1.93%       2.57%       2.82%

    The allowance for loan and lease losses increased $6.5 million from $20.3 million at December 31, 1997 to $26.7 million at December 31, 1998. Net loans and leases charged off decreased $1.4 million from $4.9 million at December 31, 1997 to $3.5 million at December 31, 1998 and the provision charged to operating expense decreased $2.8 million from $4.1 million for the year ended December 31, 1997 to $1.3 million for the year ended December 31, 1998.

    The Company's local markets were severely affected by recession in 1993 through 1995, and in several instances borrowers who had never reported financial difficulties as well as borrowers whose loans were past due declared bankruptcy. During 1996 the economy started a slow recovery which was evidenced by the decrease in net charge-offs for 1998 and 1997.

    The allowance for loan and lease losses as a percentage of year-end loans and leases declined from 1.77 percent at December 31, 1997 to 1.60 percent at December 31, 1998 along with a decline in the percentage of net loans and leases charged off to average loans and leases from 0.46 percent for the year ended December 31, 1997 to 0.23 percent for the year ended December 31, 1998. While the allowance for loan and lease losses as a percentage of year-end loans and leases has declined, the allowance for loan and lease losses as a percentage of nonaccrual loans has increased from 156.1 percent to 179.1 percent from December 31, 1997 to December 31, 1998, respectively.

    The following table reflects management's allocation of the allowance for loan and lease losses by loan category and the ratio of loans and leases in each category to total loans and leases at December 31 for each of the last five years in relation to the loans and leases held for investment:

                                                                     ALLOWANCE AS OF DECEMBER 31,
                                                   -----------------------------------------------------------------
                                                       1998          1997         1996         1995         1994
                                                   ------------  ------------  -----------  -----------  -----------
                                                                            (IN THOUSANDS)
Real Estate Construction.........................   $    4,033    $    1,050    $     784    $   1,472    $   3,083
Real Estate Mortgage.............................        7,800         4,959        7,452        5,417        4,935
Commercial.......................................       10,163         6,636        4,355        4,784        3,426
Leases...........................................           30            47           47           47           88
Installment and other............................        3,121         1,331        1,266        1,778        1,956
Not allocated....................................        1,596         6,248        5,347        4,649        2,987
                                                   ------------  ------------  -----------  -----------  -----------
    Total........................................   $   26,743    $   20,271    $  19,251    $  18,147    $  16,475
                                                   ------------  ------------  -----------  -----------  -----------
                                                   ------------  ------------  -----------  -----------  -----------

                                                                  LOANS AND LEASES AT DECEMBER 31,
                                                   --------------------------------------------------------------
                                                       1998          1997         1996        1995        1994
                                                   ------------  ------------  ----------  ----------  ----------
                                                                           (IN THOUSANDS)
Real Estate Construction.........................  $    193,378  $     91,314  $   78,539  $   46,255  $   44,199
Real Estate Mortgage.............................       739,551       498,598     398,300     243,270     220,132
Commercial.......................................       581,708       453,843     399,525     324,450     242,196
Leases...........................................         1,551         1,934       3,027       3,463       4,159
Installment and other............................       157,462        98,940     116,447      87,946      73,705
                                                   ------------  ------------  ----------  ----------  ----------
    Total........................................  $  1,673,650  $  1,144,629  $  995,838  $  705,384  $  584,391
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------

                                                       PERCENTAGE OF LOANS AND LEASES TO TOTAL LOANS AND LEASES AT
                                                                              DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                       1998           1997          1996         1995         1994
                                                   -------------  -------------  -----------  -----------  -----------
Real Estate Construction.........................          12%             8%            8%           7%           8%
Real Estate Mortgage.............................          44%            43%           40%          35%          37%
Commercial.......................................          35%            40%           40%          46%          41%
Leases...........................................           0%             0%            0%           0%           1%
Installment and other............................           9%             9%           12%          12%          13%
                                                         -----          -----         -----        -----        -----
    Total........................................         100%           100%          100%         100%         100%
                                                         -----          -----         -----        -----        -----
                                                         -----          -----         -----        -----        -----

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

    The Company has an established monitoring system for its loans and leases in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and the adequacy of allowance for loan and lease losses in a timely manner. All problem loans and leases are monitored on a monthly basis making appropriate adjustments to grade classifications where necessary. This monitoring system and allowance methodology includes a loan-by-loan and lease-by-lease analysis for all classified loans and leases as well as loss factors for the balance of the portfolio that are based on migration analysis relative to both the classified and the unclassified portion of the portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquencies, and risk levels of classified loans and leases and particular loan and lease categories.

    The Company is required under applicable law and regulations to review its assets on a regular basis and to classify them as "pass," "special mention," "substandard," "doubtful," or "loss." An asset which possesses no apparent weakness or deficiency is designated "pass." An asset which possesses weaknesses or deficiencies deserving close attention is designated as "special mention." An asset, or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. Substandard assets are characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if a probable loss of principal and/or interest exists but the amount of the loss, if any, is subject to the outcome of future events, which are undeterminable at the time of classification. If an asset, or portion thereof, is classified as "loss," it will be immediately charged against the allowance for loan and lease losses.

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

    Based on the foregoing discussion and all of the factors analyzed by management in determining the adequacy of the allowance for loan and lease losses, management believes that the allowance is adequate at December 31, 1998. Management utilizes its best judgment in providing for possible loan and lease losses and establishing the allowance for loan and lease losses. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. Although the Company believes that its allowance for loan and lease losses is adequate, there can be no assurance that the allowance will be adequate to cover future loan and lease losses.

  OTHER REAL ESTATE OWNED

    Other real estate owned ("OREO") is comprised of real estate acquired through foreclosure or through the receipt of a deed in lieu of foreclosure. These assets are recorded at the lower of the carrying value of the loan or the fair value of the related real estate, less estimated selling costs. The excess carrying value, if any, over the fair market value of the asset received is charged to the allowance for loan and lease losses at the time of acquisition. Any subsequent decline in the fair market value of the OREO is recognized as a charge to operations and a corresponding decrease to the OREO asset. Gains from sales and operating expenses associated with OREO assets are included in operations when realized.

    The following table summarizes the Company's net OREO portfolio:

                                                                                    AT DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                   1998       1997       1996       1995       1994
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                                (DOLLARS IN THOUSANDS)
Other Real Estate Owned........................................  $   4,361  $   8,212  $  11,104  $   6,243  $  13,652
Percent of Total Assets........................................       0.17%      0.43%      0.67%      0.53%      1.37%

  DEPOSITS

    In 1995, the Banks along with banks in Southern California, progressively increased deposit rates which had been held low in 1994 due to the lack of competition for deposits at a time when banks were still operating with low or lower than normal loan demand. Starting in mid-1995 and continuing into 1998, the Banks along with banks in Southern California, have generally become much more aggressive in pricing time deposits, but have yet to make a significant increase in the rate paid on interest-bearing transactional accounts.

    The Company provides a range of deposit types to meet the needs of the local communities. Time deposits, which are normally sensitive to competitive rate changes, are generally used to expand or contract the overall liability position needed to meet the various management ratios established for liquidity, capital, loans to deposits, and other funding measurements. With the PNB Merger, the Company reports brokered deposits; however, the Company did not have brokered deposits at December 31, 1998 and expects to utilize the Bank's funding sources without brokered deposits in the future. Deposits increased approximately $497 million, or 30 percent, from $1.7 billion at December 31, 1997 to $2.2 billion at December 31, 1998. This growth was attributable primarily to the SMB Acquisition which increased deposits $584 million, offset partially by deposit run-off due to branch closures, repricing higher costing deposits downward, and eliminating brokered deposits at year-end.

    The following table shows the average amount of interest-bearing and noninterest-bearing deposits and rates for 1998, 1997 and 1996:

                                                  1998 AVERAGE             1997 AVERAGE             1996 AVERAGE
                                             -----------------------  -----------------------  -----------------------
                                               BALANCE       RATE       BALANCE       RATE       BALANCE       RATE
                                             ------------  ---------  ------------  ---------  ------------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Noninterest-bearing deposits...............  $    781,919      0.00%  $    543,988      0.00%  $    393,227      0.00%
Interest-bearing demand deposits...........       754,254      2.67%       508,693      2.73%       263,957      2.74%
Savings deposits...........................       183,210      3.16%       132,320      3.08%       192,212      2.65%
Time deposits..............................       379,600      5.04%       339,937      5.13%       300,155      5.24%
Brokered deposits..........................        20,808      5.74%         6,759      5.61%       --          --
                                             ------------             ------------             ------------
    Total(1)...............................  $  2,119,791      2.18%  $  1,531,697      2.34%  $  1,149,551      2.44%
                                             ------------  ---------  ------------  ---------  ------------  ---------
                                             ------------  ---------  ------------  ---------  ------------  ---------

------------------------

(1) Includes noninterest-bearing deposits for both amounts and rates. Rates represent weighted averages. The increase in average deposits from 1996 to 1997 is mostly due to the Western Acquisition and Western Bank's deposits included in the average balance for the entire year versus 3 months of 1996. The increase in average deposits from 1997 to 1998 is primarily due to the SMB Acquisition in early 1998.

    The following table shows the contractual maturity schedule of time certificates of deposit of $100,000 or more as of December 31, 1998 (in thousands):

3 months or less..................................................  $ 126,571
Over 3 months through 6 months....................................     47,123
Over 6 months through 12 months...................................     28,404
Over 1 year.......................................................      5,695
                                                                    ---------
    Total.........................................................  $ 207,793
                                                                    ---------
                                                                    ---------

  BORROWINGS

    On September 30, 1996, the Company borrowed $26.5 million from The Northern Trust Company under a three year revolving credit agreement. Concurrent with the acquisition of Western Bank, the Company reduced the loan by $15.5 million as a result of a dividend in the same amount from Western Bank and retained a credit line of $11.0 million. See "Item 1. Business--Strategic Evolution--WESTERN ACQUISITION." In 1997 the credit line was increased to $13.0 million. The balance at December 31, 1998 and 1997 was $1.0 million and $7.1 million, respectively, and the interest rate was 6.38 percent and 7.02 percent, respectively. The highest amount outstanding during 1998 and 1997 was $9.3 million and $12.2 million, respectively; the average balance outstanding during 1998 and 1997 was $5.2 million and $9.6 million, respectively; and the average interest rate paid in 1998 and 1997 was 7.05 percent and 7.07 percent, respectively.

    On January 26, 1998, the Company executed a Third Amendment to the Revolving Credit Agreement that, among other things, increased the line of credit from $13.0 million to $17.5 million and adjusted certain of the financial covenants in the revolving credit agreement to reflect the Company's larger size. The revolving loan agreement expires on September 25, 1999.

    The Company has a mortgage note payable related to the purchase of a parking lot in 1990, which matures in June 2001. The outstanding balance at December 31, 1998 was $1.9 million, and bears interest at 1.5% over Bank of America's prime rate; the interest rate at December 31, 1998 was 9.25 percent.

    The Banks participate in other borrowing programs including Federal Home Loan Bank advances and Treasury, Tax and Loan Notes through the Federal Reserve Bank. For further information, see Note 8 of the Notes to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

LIQUIDITY, INTEREST RATE RISK AND MARKET RISK

    Major sources of liquidity for the Banks include deposits, maturities and sales of securities, loan repayments, and, in the case of SCB, the sale of loans available for sale. Deposits are a volatile source of funds because of changing conditions in the interest rate markets and competition. The ability to sell securities without significant loss is subject to changing market conditions. Loan repayments are dependent on the financial wherewithal of the Company's borrowers.

    The sources of liquidity of Western Bancorp, on a stand alone basis, include dividends from the Banks and outside borrowings. The amount of dividends that the Banks can pay to the Company is restricted by regulatory guidelines and covenants in the Company's debt instruments. See "Item 5. Market for Company Common Stock and Related Security Holder Matters--Dividends."

    Management believes that current levels and sources of liquidity are sufficient to meet Western Bancorp's and the Banks' commitments. Management utilizes its best judgment in determining levels and sources of liquidity. However, liquidity requirements of the Company are inherently uncertain and depend on the outcome of future events. Consequently, there can be no assurance that the current levels and sources of liquidity will be sufficient to meet the Company's requirements. For further information on commitments, see Notes 11 and 14 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

    In a rising interest rate environment, when rate sensitive assets ("RSA") exceed rate sensitive liabilities ("RSL"), assets re-price to higher interest rates faster than liabilities re-price, resulting in a net interest margin that tends to rise. When RSL exceed RSA, net interest margin will tend to fall in the same interest rate environment. The opposite effect on the net interest margin occurs in a decreasing interest rate environment. As a rule, the Company works to keep the cumulative difference between RSA and RSL as low as possible over a one year cycle. The following table for the Company breaks down RSA and RSL at December 31, 1998 based on the earliest possible repricing dates for variable rate instruments, or for fixed rate assets and liabilities, on scheduled maturities. In the past few years, various models and rate sensitive studies have focused on the interest rate risk characteristics of interest-bearing transactional accounts. Based on historical reviews and documentation, it appears that these accounts do not have the same degree of short-term interest rate sensitivity associated with loans that are tied to any immediate change in prime rate or to short-term investments such as Federal funds sold. The following table makes certain assumptions as to the interest rate sensitivity of savings accounts that have limited rate fluctuation during the past three years, as to money market accounts which are based on a tiered rate structure depending on the account deposit level, and as to NOW accounts that have had very little price fluctuation in the past three years:

                                                 90 DAYS OR
                                                    LESS       90-365 DAYS   1-5 YEARS    5+ YEARS      TOTAL
                                               --------------  -----------  -----------  ----------  ------------
                                                                     (DOLLARS IN THOUSANDS)
Federal funds sold...........................    $   92,752     $      --   $        --  $       --  $     92,752
Securities...................................       161,556        81,832        56,453      54,367       354,208
FRB and FHLB stocks..........................         9,760            --            --          --         9,760
Loans and leases.............................       712,878       302,319       285,955     502,753     1,803,905
                                               --------------  -----------  -----------  ----------  ------------
    Total RSA................................       976,946       384,151       342,408     557,120     2,260,625
Savings......................................            --            --       165,202      40,444  $    205,646
NOW accounts.................................            --            --       215,137      52,668  $    267,805
Money-market.................................       233,276       116,638       116,638          --       466,552
Time certificates of deposit of $100,000 or
  more.......................................       127,515        74,583         5,210         485       207,793
Time certificates of deposit less than
  $100,000...................................        72,393        65,852        16,014       1,249       155,508
Borrowings...................................         4,258         1,000         1,940      16,524        23,722
                                               --------------  -----------  -----------  ----------  ------------
    Total RSL................................       437,442       258,073       520,141     111,370     1,327,026
                                               --------------  -----------  -----------  ----------  ------------
      Net RSA-RSL............................    $  539,504     $ 126,078   $  (177,733) $  445,750  $    933,599
                                               --------------  -----------  -----------  ----------  ------------
                                               --------------  -----------  -----------  ----------  ------------
Cumulative RSA-RSL...........................                   $ 665,582   $   487,849  $  933,599
                                                               -----------  -----------  ----------
                                                               -----------  -----------  ----------
Cumulative as a percentage of total assets...         20.86%        25.74%        18.87%      36.10%        36.10%
                                               --------------  -----------  -----------  ----------  ------------
                                               --------------  -----------  -----------  ----------  ------------

    The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1998. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. For further information on the fair value of financial instruments as of December 31, 1998, see Note 15 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

                                                 EXPECTED MATURITY DATE AT DECEMBER 31, 1998(1)
                            ----------------------------------------------------------------------------------------
                                                                                                  TOTAL      FAIR
                              1999       2000       2001       2002       2003     THEREAFTER    BALANCE     VALUE
                            ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                             (DOLLARS IN THOUSANDS)
INTEREST-SENSITIVE ASSETS:
Loans Receivable
  FIXED RATE:
  Construction............  $  12,356  $   1,082  $   1,340  $     351  $     330   $   6,216   $  21,675  $  21,162
    Average interest
      rate................       9.04%      8.50%      9.15%      7.91%      7.91%       8.07%       8.69%
  Real
    Estate--Residential...     12,974      9,203      8,745      8,180      7,358     105,938     152,398    149,175
    Average interest
      rate................       7.79%      7.58%      7.55%      7.64%      7.40%       7.23%       7.35%
  Real
    Estate--Commercial....     59,700     33,830     48,841     29,754     39,608     167,542     379,275    382,317
    Average interest
      rate................       7.58%      8.42%      8.59%      8.50%      8.34%       8.24%       8.23%
  Commercial..............     66,099     31,375     14,082     14,848     21,605      33,291     181,300    177,500
    Average interest
      rate................       7.42%      8.47%      8.69%      8.59%      8.28%       8.47%       8.11%
  Installment and other...     13,026     10,097     11,883     11,235      8,250      39,508      93,999     92,623
    Average interest
      rate................       7.31%      9.35%      9.26%      9.09%      8.95%       9.11%       8.91%
  VARIABLE RATE:
  Construction............    124,215     23,930      4,369      1,647      1,052      16,490     171,703    161,399
    Average interest
      rate................       8.94%      8.12%      9.16%      8.73%      8.85%       8.85%       8.86%
  Real
    Estate--Residential...      3,084      1,575      1,897      1,586        976      12,490      21,608     20,436
    Average interest
      rate................       9.10%      8.46%      8.71%      8.31%      8.26%       8.35%       8.64%
  Real
    Estate--Commercial....     71,662     35,122     23,461     27,987     17,356     140,937     316,525    312,999
    Average interest
      rate................       8.87%      8.73%      8.72%      9.02%      8.62%       8.58%       8.51%
  Commercial..............    223,366     50,204     31,268     29,781     26,852      38,937     400,408    389,173
    Average interest
      rate................       8.87%      8.86%      9.00%      9.15%      8.93%       8.96%       8.97%
  Installment and other...     16,431      8,176      8,853      4,652      4,248      22,654      65,014     62,722
    Average interest
      rate................       9.38%      8.96%      9.09%      9.06%      8.92%       8.49%       8.93%
Federal Funds Sold........     92,752         --         --         --         --          --      92,752     92,752
    Average interest
      rate................       4.75%        --%        --%        --%        --%       4.75%       4.75%
FRB and FHLB Stock........         --         --         --         --         --       9,760       9,760      9,760
    Average interest
      rate................         --%        --%        --%        --%        --%       5.88%       5.88%
Investment Securities.....    240,503     24,781      4,790      4,333     23,819      55,982     354,208    355,324
    Average interest
      rate................       5.48%      5.74%      6.21%      6.22%      5.24%       7.10%       5.76%
                            ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Total interest-sensitive
  assets..................  $ 936,168  $ 229,375  $ 159,529  $ 134,354  $ 151,454   $ 649,745   $2,260,625 $2,227,342
                            ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
                            ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
INTEREST-SENSITIVE
  LIABILITIES:
Deposits:
  NOW.....................  $      --  $  80,342  $  80,342  $  26,780  $  26,780   $  53,561   $ 267,805  $ 267,805
    Average interest
      rate................         --%      1.15%      1.15%      1.15%      1.15%       1.15%       1.15%
  Savings.................         --     61,694     61,694     20,565     20,565      41,128   $ 205,646    205,646
    Average interest
      rate................         --%      2.15%      2.15%      2.15%      2.15%       2.15%       2.15%
  Money-market............    233,276    116,638    116,638         --         --          --     466,552    466,552
    Average interest
      rate................       2.42%      2.42%      2.42%        --%        --%         --%       2.42%
  Certificates--Fixed.....    335,691     11,340      8,215      1,209        777       1,544     358,776    363,106
    Average interest
      rate................       4.77%      4.81%      4.38%      5.79%      5.18%       4.48%       4.79%
 Certificates--Variable...      4,424         83         12          6         --          --       4,525      4,530
    Average interest
      rate................       4.29%      4.82%      4.75%      5.35%        --%         --%       4.31%
Borrowings:
  Other...................      5,258         --      1,940         --         --      16,524      23,722     23,722
    Average interest
      rate................       4.54%        --%      9.25%        --%        --%       5.97%       5.92%
                            ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Total interest-sensitive
  liabilities.............  $ 578,649  $ 270,097  $ 268,841  $  48,560  $  48,122   $ 112,757   $1,327,026 $1,331,361
                            ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
                            ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------

------------------------------

(1) The Company used certain assumptions to estimate fair values and expected maturities. For loans, expected maturities are contractual maturities adjusted for estimated prepayments of principal based on market indicators. Investment securities, except for mortgage-backed securities, are at quoted market rates and stated maturities. Expected maturities of mortgage-backed securities are based upon cashflow projections for principal prepayments. For loan fair value computations, the Company used a discounted cashflow model with discount rates based upon prevailing market rates for similar types of loans, incorporating adjustments for credit risk. For deposit liabilities, fair values were calculated using discounted cashflow models based on market interest rates for different product types and maturity dates for which the deposits are held.

RESULTS OF OPERATIONS

    Banking is a business that depends largely on rate differentials. A major portion of the Company's consolidated earnings result from the difference between the interest rates the Banks' receive from credit extended to their customers and securities held in the Banks' portfolios versus the interest rates the Banks pay to customers on deposits, principally savings and time deposits, and other borrowings. The price of the Banks' loan products is influenced principally by the demand for such loans, the supply of money for lending purposes, and competitive factors. In general, the interest rates the Banks' receive and pay are highly sensitive to many factors that are beyond the control of the Company such as federal economic and tax policies, the general supply of money in the economy, government budgetary actions, and the actions of the Federal Reserve Board. Accordingly, the earnings and growth of the Banks are subject to, among others, the influence of local, domestic and foreign economic conditions, including recession, unemployment, inflation and fluctuating market interest rates. See "Item 1. Business--Competition" and "Item 1. Business--Supervision and Regulation".

  NET INCOME

    Consolidated net income for the year ended December 31, 1998 was $20,156,000, or $0.98 per diluted share. This compares with consolidated net income of $11,913,000, or $0.79 per diluted share for the year ended December 31, 1997 and a net income for the year ended December 31, 1996 of $13,546,000 or $1.14 per diluted share.

    Due to the acquisition activity of the Company during 1998 and 1997, there was a significant amount of merger costs which are one-time in nature and are not part of ongoing operating results. See "Item 1. Business--Strategic Evolution" and Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." In addition, since the Western Acquisition and the SMB Acquisition were consummated using the purchase method of accounting, expenses include goodwill amortization which is also a non-operating expense. As the following table indicates, on an operating basis, the financial results of the Company have improved significantly for the year ended December 31, 1998 over the years ended December 31, 1997 and 1996:

                                                                  AT OR FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                  AMOUNTS AND PERCENTAGES)
INCOME:
  Net income.................................................  $  20,156  $  11,913  $  13,546
  ADJUSTMENTS TO NET INCOME TO DERIVE OPERATING INCOME:
    Litigation settlement costs..............................      4,100     --            950
    Merger costs.............................................     17,938     14,201     --
    Litigation settlement and merger costs tax benefit.......     (6,571)    (2,382)      (394)
                                                               ---------  ---------  ---------
    After tax litigation settlement and merger costs.........     15,467     11,819        556
    Goodwill amortization....................................     10,252      2,784      1,123
                                                               ---------  ---------  ---------
    OPERATING INCOME.........................................  $  45,875  $  26,516  $  15,225
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
PER SHARE INFORMATION:
  Number of shares (weighted average)........................     20,085     14,431     11,517
  Diluted shares.............................................     20,611     15,037     11,899
  Basic net income per share.................................  $    1.00  $    0.83  $    1.18
  Diluted net income per share...............................  $    0.98  $    0.79  $    1.14
  OPERATING PER SHARE EARNINGS:
    Basic net income per share...............................  $    2.28  $    1.84  $    1.32
    Diluted net income per share.............................  $    2.23  $    1.76  $    1.28

PROFITABILITY MEASURES
  Return on average assets...................................       0.80%      0.68%      1.04%
  Return on equity...........................................       5.94%      6.91%     11.18%
  OPERATING PROFITABILITY MEASURES:
    Return on average tangible assets........................       1.93%      1.55%      1.18%
    Return on equity.........................................       13.5%      15.4%      12.6%
    Efficiency ratio.........................................       55.0%      62.6%      75.4%

    The improvement in operating earnings is a result of the Company's focus on making its operations more efficient and leveraging management and back room operations. As the continued consolidation of operations of the entities acquired in 1996, 1997 and in 1998 is carried out, it is expected that the operating results will continue to improve. However, there can be no assurance that the Company will be able to successfully consolidate the operations of the entities acquired or that any reductions in operating costs will result therefrom.

    The Company continues to consider acquisition opportunities that fit strategic and/or economic goals of the Company and, if the Company realizes such an acquisition opportunity, the Company will continue to have merger costs which will affect reported net income.

  NET INTEREST INCOME

    The following table provides information on net interest income for the past three fiscal years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the income earned and expense recorded thereon and the resulting average yield-cost ratios:

                                             INTEREST RATES AND INTEREST RATE DIFFERENTIAL FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                          ------------------------------------------------------------------------
                                                         1998                                  1997
                                          -----------------------------------   ----------------------------------
                                           AVERAGE                               AVERAGE                 AVERAGE
                                           BALANCE     INCOME/      AVERAGE      BALANCE     INCOME/      YIELD/
                                             (1)       EXPENSE    YIELD/ COST      (1)       EXPENSE       COST
                                          ----------  ----------  -----------   ----------  ----------  ----------
                                                                   (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
  Interest-bearing deposits with
    banks...............................  $    1,816  $       92       5.07%    $       14  $       1       7.14%
  Securities held to maturity...........      --          --          --            29,452      1,788       6.07%
  Securities available for sale.........     323,918      18,572       5.73%       293,833     17,079       5.81%
  Federal funds sold....................     215,118      11,481       5.34%       104,712      5,802       5.54%
  Loans and leases (net of deferred fees
    and costs)(2).......................   1,621,528     151,483       9.34%     1,117,911    107,639       9.63%
                                          ----------  ----------                ----------  ----------
    Interest earning assets.............   2,162,380     181,628       8.40%     1,545,922    132,309       8.56%
                                                      ----------                            ----------
NONINTEREST-EARNING ASSETS
  Cash and due from banks...............     159,423                               119,131
  Premises and equipment (net)..........      34,074                                18,030
  Other real estate owned...............       7,406                                11,803
  Goodwill..............................     140,904                                33,596
  Other assets(4).......................       8,942                                13,591
                                          ----------                            ----------
    Total assets........................  $2,513,129                            $1,742,073
                                          ----------                            ----------
                                          ----------                            ----------
INTEREST-BEARING LIABILITES
  Interest-bearing demand deposits......  $  754,254  $   20,106       2.67%    $  508,693  $  13,900       2.73%
  Savings deposits......................     183,210       5,794       3.16%       132,320      4,078       3.08%
  Time deposits.........................     400,408      20,319       5.07%       346,696     17,823       5.14%
  Federal funds purchased...............      --          --          --             2,964        168       5.67%
  Notes payable and other borrowings....      34,140       2,301       6.74%        18,961      1,364       7.19%
                                          ----------  ----------                ----------  ----------
    Interest-bearing liabilities........   1,372,012      48,520       3.54%     1,009,634     37,333       3.70%
                                                      ----------                            ----------
NONINTEREST-BEARING LIABILITIES AND
  EQUITY
  Noninterest-bearing demand............     781,919                               543,988
  Noninterest-bearing liabilities.......      19,609                                16,107
  Shareholders equity...................     339,589                               172,344
                                          ----------                            ----------
Total liabilities & shareholders'
  equity................................  $2,513,129                            $1,742,073
                                          ----------                            ----------
                                          ----------                            ----------
Net interest income.....................              $  133,108                            $  94,976
                                                      ----------                            ----------
                                                      ----------                            ----------
Net interest margin on interest-earning
  assets(3).............................                               6.16%                                6.14%
                                                                  -----------                           ----------
                                                                  -----------                           ----------
Net interest spread.....................                               4.86%                                4.86%
                                                                  -----------                           ----------
                                                                  -----------                           ----------


                                                         1996
                                          ----------------------------------
                                           AVERAGE                 AVERAGE
                                           BALANCE     INCOME/      YIELD/
                                             (1)       EXPENSE       COST
                                          ----------  ----------  ----------

INTEREST-EARNING ASSETS
  Interest-bearing deposits with
    banks...............................  $      847  $      47       5.55%
  Securities held to maturity...........       8,011        516       6.44%
  Securities available for sale.........     256,571     14,792       5.77%
  Federal funds sold....................      80,570      4,330       5.37%
  Loans and leases (net of deferred fees
    and costs)(2).......................     811,627     79,091       9.74%
                                          ----------  ----------
    Interest earning assets.............   1,157,626  $  98,776       8.53%
                                                      ----------
NONINTEREST-EARNING ASSETS
  Cash and due from banks...............      87,028
  Premises and equipment (net)..........      15,949
  Other real estate owned...............       9,651
  Goodwill..............................       9,140
  Other assets(4).......................      21,394
                                          ----------
    Total assets........................  $1,300,788
                                          ----------
                                          ----------
INTEREST-BEARING LIABILITES
  Interest-bearing demand deposits......  $  263,957  $   7,229       2.74%
  Savings deposits......................     192,212      5,087       2.65%
  Time deposits.........................     300,155     15,720       5.24%
  Federal funds purchased...............         463         26       5.62%
  Notes payable and other borrowings....      15,914      1,224       7.69%
                                          ----------  ----------
    Interest-bearing liabilities........     772,701     29,286       3.79%
                                                      ----------
NONINTEREST-BEARING LIABILITIES AND
  EQUITY
  Noninterest-bearing demand............     393,227
  Noninterest-bearing liabilities.......      13,657
  Shareholders equity...................     121,203
                                          ----------
Total liabilities & shareholders'
  equity................................  $1,300,788
                                          ----------
                                          ----------
Net interest income.....................              $  69,490
                                                      ----------
                                                      ----------
Net interest margin on interest-earning
  assets(3).............................                              6.00%
                                                                  ----------
                                                                  ----------
Net interest spread.....................                              4.74%
                                                                  ----------
                                                                  ----------

------------------------------

(1) Average balances are computed primarily on daily balances during the period. When such balances are not available, averages are computed on a monthly basis. Average balances include the effect of discounts and premiums on loans, investment securities, deposits and borrowings acquired in acquisitions, as well as deferred loan fees.

(2) Nonaccrual loans are included in the average balances for the periods; however, interest on such loans has been excluded in computing the average yields for the periods. The average allowance for loan and lease losses is included in other assets.

(3) The net interest margin on interest-earning assets for a period is net interest income divided by average interest-earning assets.

(4) Other assets includes the allowance for loan and lease losses.

    The following table sets forth changes in interest income and interest expense, and the amount of change attributable to variances in volume, rates and the combination of volume and rates. The Company has no tax-exempt assets.

                                    YEAR ENDED DECEMBER 31, 1998                   YEAR ENDED DECEMBER 31, 1997
                                          COMPARED TO 1997                               COMPARED TO 1996
                            --------------------------------------------  ----------------------------------------------
                               TOTAL                                         TOTAL
                             INCREASE                           VOLUME     INCREASE                            VOLUME
                            (DECREASE)    VOLUME      RATE      & RATE    (DECREASE)    VOLUME      RATE       & RATE
                            -----------  ---------  ---------  ---------  -----------  ---------  ---------  -----------
                                                                   (IN THOUSANDS)
INTEREST INCOME:
  Interest and fees on
    loans.................   $  43,844   $  48,498  $  (3,242) $  (1,412)  $  28,548   $  29,832  $    (893)  $    (391)
  Interest-bearing
    deposits with banks...          91         129     --            (38)        (46)        (46)        13         (13)
  Securities held to
    maturity..............      (1,788)     (1,788)    --         --           1,272       1,381        (30)        (79)
  Securities available for
    sale..................       1,493       1,748       (235)       (20)      2,287       2,150        103          34
  Federal funds sold......       5,679       6,116       (209)      (228)      1,472       1,296        137          39
                            -----------  ---------  ---------  ---------  -----------  ---------  ---------       -----
    Total interest
      income..............      49,319      54,703     (3,686)    (1,698)     33,533      34,613       (670)       (410)
INTEREST EXPENSE:
  Interest-bearing demand
    deposits..............       6,206       6,704       (305)      (193)      6,671       6,706        (26)         (9)
  Saving deposits.........       1,716       1,567        106         43      (1,009)     (1,587)       827        (249)
  Time deposits...........       2,496       2,761       (243)       (22)      2,103       2,439       (300)        (36)
  Federal funds
    purchased.............        (168)       (168)    --         --             142         141     --               1
  Notes payable and other
    borrowings............         937       1,091        (85)       (69)        140         234        (80)        (14)
                            -----------  ---------  ---------  ---------  -----------  ---------  ---------       -----
    Total interest
      expense.............      11,187      11,955       (527)      (241)      8,047       7,933        421        (307)
                            -----------  ---------  ---------  ---------  -----------  ---------  ---------       -----
Net interest income.......   $  38,132   $  42,748  $  (3,159) $  (1,457)  $  25,486   $  26,680  $  (1,091)  $    (103)
                            -----------  ---------  ---------  ---------  -----------  ---------  ---------       -----
                            -----------  ---------  ---------  ---------  -----------  ---------  ---------       -----

  INTEREST INCOME

    Interest income increased by $49.3 million for the year ended December 31, 1998 compared to 1997 and $33.5 million for the year ended December 31, 1997 compared to 1996. The increase for 1998 compared to 1997 is due largely to the increase in average earning assets resulting from the SMB Acquisition. Due to the purchase accounting for the SMB Acquisition, which was consummated on January 27, 1998, average earning assets for Santa Monica Bank are only in the 1998 average totals for eleven months and not in 1997 at all. The increase in interest income from the year ended December 31, 1996 to the year ended December 31, 1997 is mostly a result of the increase in average earning assets as a result of the Western Acquisition. Due to the use of purchase accounting for the Western Acquisition, Western Bank's average balances are not included with the Company until October 1, 1996.

  INTEREST EXPENSE

    Interest expense increased by $11.2 million for the year ended December 31, 1998 compared with the year ended December 31, 1997 and increased by $8.0 million for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase in interest expense in 1998 and 1997 compared to the respective prior years is due mostly to the increase in average interest-bearing liabilities as a result of the SMB Acquisition and the Western Acquisition. Due to the use of purchase accounting for the SMB Acquisition and the Western Acquisition, Santa Monica Bank's average balances are not included until February 1, 1998 and Western Bank's average balances are not included with the Company until October 1, 1996.

  NONINTEREST INCOME

    ANALYSIS OF 1998 VERSUS 1997. The following table sets forth the details of noninterest income for the years ended December 31, 1998 and December 31, 1997. As Santa Monica Bank was acquired on January 27, 1998, the results for 1998 only includes eleven months of noninterest income from Santa Monica Bank and 1997 does not include any noninterest income from Santa Monica Bank. For purposes of this analysis, the "Pro Forma Company" column for 1997 combines the historical results for the Company for 1997 with SMB's results for the same period. The "Pro Forma Company" column for 1998 combines the historical results for the Company for 1998 with Santa Monica Bank's results for January 1998.

                                                       1997                                          1998
                                    -------------------------------------------  ---------------------------------------------
                                    CONSOLIDATED    SANTA MONICA     PRO FORMA   CONSOLIDATED   SANTA MONICA BANK   PRO FORMA
                                       COMPANY          BANK          COMPANY       COMPANY       JANUARY 1998       COMPANY
                                    -------------  ---------------  -----------  -------------  -----------------  -----------
                                                                          (IN THOUSANDS)
Service charges and fees on
  deposits........................    $   6,989       $   3,207      $  10,196     $  10,804        $     268       $  11,072
Trust fees........................       --               3,354          3,354         3,494              284           3,778
Escrow fees.......................          827          --                827           972           --                 972
Mortgage-related fees and
  commissions.....................        5,339              --          5,339         7,543               --           7,543
Other fees........................        2,599             471          3,070         3,167               43           3,210
Gain on securities available for
  sale............................          331              13            344         1,550           --               1,550
Gain on sale of loans.............       10,300          --             10,300        16,009           --              16,009
Other income......................        1,051             229          1,280         1,317               19           1,336
                                    -------------        ------     -----------  -------------          -----      -----------
  Total noninterest income........    $  27,436       $   7,274      $  34,710     $  44,856        $     614       $  45,470
                                    -------------        ------     -----------  -------------          -----      -----------
                                    -------------        ------     -----------  -------------          -----      -----------

                                     INCREASE
                                    (DECREASE)
                                     PRO FORMA
                                      COMPANY
                                    -----------

Service charges and fees on
  deposits........................   $     876
Trust fees........................         424
Escrow fees.......................         145
Mortgage-related fees and
  commissions.....................       2,204
Other fees........................         140
Gain on securities available for
  sale............................       1,206
Gain on sale of loans.............       5,709
Other income......................          56
                                    -----------
  Total noninterest income........   $  10,760
                                    -----------
                                    -----------

    On a pro forma basis with Santa Monica Bank total noninterest income increased approximately $10.8 million from $34.7 million to $45.5 million, or 31 percent, from the year ended December 31, 1997 to the year ended December 31, 1998. The majority of this increase, $2.2 million in other mortgage-related income and $5.7 million in gain on sale of loans, reflects the growth in the mortgage orgination business of PNB Mortgage. Mortgage originations were approximately $1.6 billion in 1998 versus $1.1 billion in 1997. Trust fees grew approximately $424,000, or 12.6 percent, over the same period due to the growth in the stock market in general and also to the increase in the amount of trust assets under administration at the Company. Security gains were $1.5 million in 1998 versus $344,000 in 1997.

    ANALYSIS OF 1997 VERSUS 1996. The following table sets forth the details of noninterest income for the years ended December 31, 1997 and December 31, 1996. As Western Bank was acquired on October 1, 1996, the results for 1996 only includes three months of noninterest income for Western Bank, while 1997 includes a full year of noninterest income for Western Bank. The "Consolidated Company without Western Bank" includes the same entities for both years.

                                             1996                                       1997
                           -----------------------------------------  -----------------------------------------   INCREASE
                                        CONSOLIDATED                               CONSOLIDATED                  (DECREASE)
                                           COMPANY                                    COMPANY                      WITHOUT
                             WESTERN       WITHOUT     CONSOLIDATED     WESTERN       WITHOUT     CONSOLIDATED     WESTERN
                              BANK      WESTERN BANK      COMPANY        BANK      WESTERN BANK      COMPANY        BANK
                           -----------  -------------  -------------  -----------  -------------  -------------  -----------
                                                                    (IN THOUSANDS)
Service charges and fees
  on deposits and other
  fees...................   $     315     $   8,278      $   8,593     $     665     $   8,923      $   9,588     $     645
Escrow fees..............      --               781            781        --               827            827            46
Mortgage-related fees and
  commissions............      --             3,880          3,880        --             5,339          5,339         1,459
Gain on securities
  available for sale.....         267             9            276           107           224            331           215
Gain on sale of loans....      --             8,377          8,377        --            10,300         10,300         1,923
Other income.............          23         1,559          1,582           386           665          1,051          (894)
                                -----   -------------  -------------  -----------  -------------  -------------  -----------
  Total noninterest
    income...............   $     605     $  22,884      $  23,489     $   1,158     $  26,278      $  27,436     $   3,394
                                -----   -------------  -------------  -----------  -------------  -------------  -----------
                                -----   -------------  -------------  -----------  -------------  -------------  -----------

    On a pro forma basis without Western Bank, total noninterest income for the Company increased approximately $3.4 million from $22.9 million to $26.3 million, or 14.8 percent, from the year ended December 31, 1996 to the year ended December 31, 1997. The majority of this increase, $1.5 million in mortgage-related fees and commissions and $1.9 million in gain on sale of loans, reflects the growth in the mortgage orgination business of PNB Mortgage. Mortgage originations were approximately $1.1 billion in 1997 versus $0.8 billion in 1996. Security gains were $224,000 in 1997 versus $9,000 in 1996. Other income decreased approximately $900,000 from 1996 to 1997; this decrease consists of several smaller items, none of which are material.

  NONINTEREST EXPENSE

    ANALYSIS OF 1998 VERSUS 1997. The following table sets forth the details of noninterest expense for the years ended December 31, 1998 and December 31, 1997. The SMB Acquisition was consummated on January 27, 1998; therefore, the results for 1998 only includes eleven months of noninterest expense from Santa Monica Bank, and the results for 1997 does not include noninterest expense from Santa Monica Bank. For purposes of this analysis, the "Pro Forma Company" column for 1997 combines the historical results for the Company for 1997 with Santa Monica Bank's results for the same period. The "Pro Forma Company" column for 1998 combines the historical results for the Company for 1998 with Santa Monica Bank's results for January 1998.

                                                                                    1998
                                             1997                  --------------------------------------
                             ------------------------------------                   SANTA                   INCREASE
                                             SANTA                               MONICA BANK               (DECREASE)
                             CONSOLIDATED   MONICA     PRO FORMA   CONSOLIDATED    JANUARY     PRO FORMA    PRO FORMA
                               COMPANY       BANK       COMPANY      COMPANY        1998        COMPANY      COMPANY
                             ------------  ---------  -----------  ------------  -----------  -----------  -----------
                                                                  (IN THOUSANDS)
Salaries and benefits......   $   41,792   $  14,530   $  56,322    $   55,208    $   1,112    $  56,320    $      (2)
Occupancy..................       11,669       4,425      16,094        14,884          370       15,254         (840)
Advertising and business
  development..............        1,760         844       2,604         1,709           58        1,767         (837)
Other real estate owned....          339        (547)       (208)          (92)           9          (83)         125
Professional services......        4,910       1,444       6,354         3,910           73        3,983       (2,371)
Telephone, stationery and
  supplies.................        3,797         632       4,429         4,334           55        4,389          (40)
Data processing............        2,744         210       2,954         2,515           17        2,532         (422)
Customer services cost.....        2,687         265       2,952         3,454            8        3,462          510
Regulatory assessments.....          676         108         784           324            9          333         (451)
Other......................        6,228       2,239       8,467        11,614          222       11,836        3,369
                             ------------  ---------  -----------  ------------  -----------  -----------  -----------
  Total operating
    noninterest expense....       76,602      24,150     100,752        97,860        1,933       99,793         (959)

Goodwill amortization......        2,784       7,977      10,761        10,252          665       10,917          156
Litigation settlement
  costs....................       --          --          --             4,100       --            4,100        4,100
Merger-related costs.......       14,201       1,052      15,253        17,938          429       18,367        3,114
                             ------------  ---------  -----------  ------------  -----------  -----------  -----------
  Total noninterest
    expense................   $   93,587   $  33,179   $ 126,766    $  130,150    $   3,027    $ 133,177    $   6,411
                             ------------  ---------  -----------  ------------  -----------  -----------  -----------
                             ------------  ---------  -----------  ------------  -----------  -----------  -----------

    On a pro forma basis with Santa Monica Bank total operating noninterest expense decreased approximately $1.0 million from $100.8 million to $99.8 million, or 1.0 percent, from the year ended December 31, 1997 compared to the year ended December 31, 1998. Salaries and benefits were essentially flat from the year ended December 31, 1997 to the year ended December 31, 1998. Salary and benefits at PNB Mortgage grew by approximately $3.6 million over the same period due to the growth in the mortgage origination business. Therefore, salaries and benefits at the rest of the Company declined by $3.6 million due to improvements in efficiency resulting from centralization of several functions. Occupancy decreased by approximately $800 thousand, or 5.2 percent, as a result of closing and consolidating several branches during the year. Professional services declined by approximately $2.4 million, or 37.3 percent due to the resolution of major pieces of litigation, lower legal expenses required in the credit area and the reduction in accounting, tax, audit and other professional fees related to the consolidation of several banks into the Company. Data processing for the Company decreased approximately $400 thousand, or 14.3 percent from 1997 to 1998. The decrease is a result of consolidating operations at the various banks that became part of the Company in 1997 and 1998. Customer services costs increased as a result of customers paying for more services through the maintenance of balances at the Banks. Other expense increased approximately $3.4 million from 1997 to 1998; this increase consists of several smaller items, none of which are material.

    Nonoperating noninterest expense increased by approximately $7.4 million from 1997 to 1998. Of this amount, $4.1 million related primarily to the settlement of two major pieces of litigation during the year.

    ANALYSIS OF 1997 VERSUS 1996. The following table sets forth the details of noninterest expense for the years ended December 31, 1997 and December 31, 1996. The Western Acquisition was consummated on October 1, 1996; therefore, the results for 1996 only include three months of noninterest expense for Western Bank, while the results for 1997 includes a full year of noninterest expense for Western Bank. The "Consolidated Company without Western Bank" column includes the same entities for both years.

                                           1996                                    1997
                          ---------------------------------------  -------------------------------------   INCREASE
                                       CONSOLIDATED                           CONSOLIDATED                (DECREASE)
                                         COMPANY                                COMPANY                     WITHOUT
                            WESTERN      WITHOUT     CONSOLIDATED   WESTERN     WITHOUT     CONSOLIDATED    WESTERN
                             BANK      WESTERN BANK    COMPANY       BANK     WESTERN BANK    COMPANY        BANK
                          -----------  ------------  ------------  ---------  ------------  ------------  -----------
                                                                (IN THOUSANDS)
Salaries and benefits...   $   2,025    $   33,866    $   35,891   $   5,520   $   36,272    $   41,792    $   2,406
Occupancy...............         373        10,496        10,869       1,254       10,415        11,669          (81)
Advertising and business
  development...........          27         1,650         1,677         228        1,532         1,760         (118)
Other real estate
  owned.................        (158)          317           159         (24)         363           339           46
Professional services...         301         5,995         6,296         442        4,468         4,910       (1,527)
Telephone, stationery
  and supplies..........         143         3,158         3,301         392        3,405         3,797          247
Data processing.........         186         1,419         1,605         667        2,077         2,744          658
Customer services
  cost..................         210         1,339         1,549         651        2,036         2,687          697
Regulatory
  assessments...........          39         1,506         1,545          82          594           676         (912)
Other...................         162         7,034         7,196       1,206        5,022         6,228       (2,012)
                          -----------  ------------  ------------  ---------  ------------  ------------  -----------
  Total operating
    noninterest
    expense.............       3,308        66,780        70,088      10,418       66,184        76,602         (596)
Goodwill amortization...         499           624         1,123       1,997          787         2,784          163
Litigation settlement
  costs.................      --               950           950      --           --            --             (950)
Merger-related costs....      --            --            --          --           14,201        14,201       14,201
                          -----------  ------------  ------------  ---------  ------------  ------------  -----------
  Total noninterest
    expense.............   $   3,807    $   68,354    $   72,161   $  12,415   $   81,172    $   93,587    $  12,818
                          -----------  ------------  ------------  ---------  ------------  ------------  -----------
                          -----------  ------------  ------------  ---------  ------------  ------------  -----------

    On a pro forma basis without Western Bank total operating noninterest expense decreased approximately $596,000 from $66.8 million to $66.2 million, or
0.9 percent, from the year ended December 31, 1996 to the year ended December 31, 1997. Salaries and benefits increased by approximately $2.4 million from the year ended December 31, 1996 to the year ended December 31, 1997. Salary and benefits at PNB Mortgage grew by approximately $2.7 million over the same period due to the growth in the mortgage origination business. Professional services declined by approximately $1.5 million, or 25.5 percent due to lower legal expenses required in the credit area and the reduction in accounting, tax, audit and other fees related to the consolidation of several banks into the Company. Data processing for the Company increased approximately $658,000, or 46.4 percent from 1996 to 1997. The increase is a result of expense increases at the banks acquired in 1996 and 1997 prior to the operations consolidations which took place in 1998. Customer services costs increased as a result of customers paying for more services through the maintenance of balances at the Banks. Other expense declined approximately $2.0 million from 1996 to 1997; this decrease consists of several smaller items, none of which are material.

    Nonoperating noninterest expense increased by approximately $13.4 million from 1996 to 1997. Of this amount, $14.2 million are merger-related costs for the CCB Merger and the SCB Merger. There were no merger-related costs in 1996.

  INCOME TAXES

    The Company's effective income tax rates were 56.6 percent, 51.9 percent, and 25.4 percent for the years ending December 31, 1998, 1997 and 1996, respectively. The difference from the expected rate of 35 percent in 1998 and 1997 is largely the result of non-deductible merger costs and non-deductible goodwill amortization. The difference from the expected rate of 35 percent in 1996 relates to state income taxes and the non-deductibility of goodwill for tax purposes, offset by a reduction in the deferred tax valuation allowance. At December 31, 1998, the Company had a net deferred tax asset of approximately $12.5 million. Management has determined that realization of the deferred tax asset is more likely than not based on current and expected taxable income. For further information on income taxes, see Note 10 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

RECENT ACCOUNTING PRONOUNCEMENTS

    See Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on current accounting pronouncements and their impact on the Company's consolidated financial statements.

YEAR 2000 READINESS DISCLOSURE

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

    In order to address the Year 2000 issues facing the Company, the management of the Company initiated a program to prepare the Company's computer systems and applications for the Year 2000 (the "Year 2000 Plan"). As the primary focus of the Year 2000 Plan, the Company has converted the Banks to target systems identified and believed to be Year 2000 ready. The Year 2000 Plan distinguishes between mission critical computer systems and applications and other computer systems and applications. Pursuant to the Year 2000 Plan, an application or system is mission critical if it is vital to the successful continuance of a core business activity. In addition, an application may be mission critical if it interfaces with a designated mission critical system. The Company has divided its Year 2000 Plan into five phases, and the Company charts its progress in each of those phases for mission critical and other systems and applications. The following is the Company's progress in each of the phases as an approximate percentage of completion of that phase as of March 18, 1999:

                                                                                            APPROXIMATE
                                                                                      PERCENTAGE OF COMPLETION
                                                                                ------------------------------------
                                                                                                      ALL SYSTEMS
                                                                                MISSION CRITICAL   INCLUDING MISSION
PHASE                                                                                SYSTEMS       CRITICAL SYSTEMS
------------------------------------------------------------------------------  -----------------  -----------------
Awareness.....................................................................           100%               100%
Assessment....................................................................           100%               100%
Renovation....................................................................           100%                98%
Validation....................................................................            72%                48%
Implementation................................................................            77%                76%

    Pursuant to the Year 2000 Plan, the Company has substantially completed validation of its mission-critical systems and the computer-related interactive vendor systems and expects to substantially complete all validation by June 30, 1999. In addition, the Company expects to substantially complete all phases of its Year 2000 Plan by June 30, 1999. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare for the Year 2000. Validation and conversion of primary system applications and hardware is expected to cost approximately $1.1 million, of which approximately $345,000 has been spent through March 1, 1999. The remainder is expected to be spent in the remainder of fiscal 1999. This cost estimate does not include costs associated with infrastructure and facilities enhancements required in connection with operational consolidations due to the Company's prior, current or future acquisitions. A significant portion of the cost to the Company in connection with becoming Year 2000 ready is expected to be derived from the redeployment of existing technology and operations resources rather than incremental costs to the Company.

    As a part of the Year 2000 Plan, the Company is not only undertaking the infrastructure and facilities enhancement and validation it believes necessary to ensure that the Company is adequately prepared for the Year 2000, but the Company is also communicating with its vendors upon whose services the Company relies to ensure that such vendors are taking appropriate steps to address their Year 2000 issues. In addition, as part of the credit review process, the Company is communicating with its major borrowers in an effort to ensure that such borrowers have taken appropriate steps to address their Year 2000 issues and will not be materially affected by any Year 2000 problems. The Company is communicating with its major deposit customers as well in an effort to ensure deposit stability. In addition, the Company is developing a liquidity plan designed to address the estimated cash needs of its customers. The development of this liquidity plan includes an analysis of customers with historically large cash needs to estimate potential cash needs related to the Year 2000.

    The Company is also preparing contingency plans to try to minimize the harm to the Company in the event that the Company or any or all of the third parties with which it interacts is unable to attain Year

2000 readiness. The contingency plans being prepared are system and application specific and are intended to ensure that in the event that one or more of such systems and/or applications fail by or at the Year 2000, the Company will be able to engage in its core business functions in spite of such failure.

    Among the efforts undertaken by the Company to prepare for the occurrence of Year 2000 is an analysis of the most reasonably likely worst case scenarios for the Year 2000. These scenarios have been analyzed in terms of impact on the Company and steps that can be taken to mitigate the potential problems. While not an exhaustive list, the scenarios that have been analyzed by the Company and the contingency plans that have been developed include the following:

OCCURRENCE                            POTENTIAL CONTINGENCY PLAN
------------------------------------  ---------------------------------------------------------------------------
Failure of core accounting systems    All core accounting systems have been and are being tested several times starting in 1998 and throughout 1999 to ensure their viability at the century date changes. Hard copies of key reports will be produced prior to
                                      January 1, 2000.

Power failure at the operations       The Company is currently analyzing the option of the installation of a
center                                generator to ensure uninterrupted power at its operations center.

Telecommunications is unavailable     The Company is preparing contingency plans to run the branches without connection to the Company's systems including ground transportation to move work and information between locations.

Substantial withdrawal of deposits    The Company is putting various contingency funding mechanisms in place
by customers                          including federal funds lines, shortening the maturity of securities, FHLB advances and the use of the Federal Reserve discount window.

Substantial increased cash needs by   The Company is analyzing customer deposit history to estimate additional
customers                             cash needs, if any.

Miscellaneous occurrences which       The Company is ensuring that key personnel are available before and after
require additional personnel to       January 1, 2000.
remedy

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

    The foregoing discussion is Year 2000 disclosure, subject to the provisions of the Year 2000 Information and Readiness Disclosure Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS

Independent Auditors' Reports................................................................................         57
Consolidated Balance Sheets..................................................................................         63
Consolidated Statements of Operations........................................................................         64
Consolidated Statements of Comprehensive Income..............................................................         65
Consolidated Statements of Changes in Shareholders' Equity...................................................         66
Consolidated Statements of Cash Flows........................................................................         67
Notes to Consolidated Financial Statements...................................................................         69

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Western Bancorp:

    We have audited the accompanying consolidated balance sheets of Western Bancorp and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We did not audit the 1996 consolidated financial statements of California Commercial Bankshares, acquired by the Company on June 4, 1997 in a pooling-of-interests, which statements reflect total assets constituting 21.1% and net interest income and net income constituting 28.7% and 28.0%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for California Commercial Bankshares, is based solely on the report of the other auditors.

    We did not audit the 1996 consolidated financial statements of SC Bancorp, acquired by the Company on October 10, 1997 in a pooling-of-interests, which statements reflect total assets constituting 28.5% and net interest income and net income constituting 33.7% and 32.9%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SC Bancorp, is based solely on the report of the other auditors.

    We did not audit either the 1996 or 1997 financial statements of Bank of Los Angeles, acquired by the Company on October 10, 1998 in a pooling-of-interests, which statements reflect total assets constituting 14.3% at December 31, 1997, net interest income constituting 11.5% and 10.8% for 1997 and 1996, respectively, and net income constituting 31.3% and 7.4% for 1997 and 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Bank of Los Angeles, is based solely on the report of the other auditors.

    We did not audit either the 1996, 1997 or 1998 consolidated financial statements PNB Financial Group, acquired by the Company on December 30, 1998 in a pooling-of-interests, which statements reflect total assets constituting 11.3% and 12.8% at December 31, 1998 and 1997, respectively, net interest income constituting 11.2%, 13.0% and 14.5% for 1998, 1997 and 1996, respectively, and net income constituting 38.4%, 42.1% and 26.3% for 1998, 1997 and 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PNB Financial Group, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Bancorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Los Angeles, California
February 3, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
SC Bancorp:

    We have audited the consolidated statements of operations, changes in shareholders' equity and cash flows SC Bancorp and its subsidiary (the "Company") for the year ended December 31, 1996 (such consolidated financial statements are not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of SC Bancorp and its subsidiary for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Deloitte & Touche LLP

Los Angeles, California
January 24, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and shareholders of California Commercial Bankshares:

    We have audited the consolidated statements of operations, changes in shareholders' equity and cash flows of California Commercial Bankshares and subsidiaries (the "Company") for the year ended December 31, 1996 (such consolidated financial statements are not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of California Commercial Bankshares and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          Deloitte & Touche LLP

Los Angeles, California
January 24, 1997

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Bank of Los Angeles
West Hollywood, California

    We have audited the balance sheet of Bank of Los Angeles as of December 31, 1997, and the related statements of operations, changes in shareholders' equity and statements of cash flows for the two-year period then ended. These financial statements, which are not presented separately herein, are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as will as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bank of Los Angeles as of December 31, 1997, and the results of its operations, changes in its shareholders' equity and its statements of cash flows for the two-year period then ended, in conformity with generally accepted accounting principles.

                                          /s/ Vavrinek, Trine, Day & Co., LLP

Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
January 23, 1998

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
PNB Financial Group
Newport Beach, California

    We have audited the consolidated balance sheets of PNB Financial Group and subsidiary as of December 30, 1998 and December 31, 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the period ended December 30, 1998 and the years ended December 31, 1997 and 1996. These consolidated financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PNB Financial Group and subsidiary as of December 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for the period ended December 30, 1998 and the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

    As explained in Note 13 to the consolidated financial statements, the stockholders of the Company entered into a merger agreement with Western Bancorp which was consummated on December 30, 1998. These consolidated financial statements have been prepared immediately prior to the consummation of the transaction and do not include any adjustments to reflect the merger or the new owner's intentions.

                                          /s/ McGladery & Pullen, LLP

Anaheim, California
January 20, 1999

                                WESTERN BANCORP

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        AT DECEMBER 31,
                                                    ------------------------
                                                       1998         1997
                                                    -----------  -----------
                                   ASSETS

Cash and due from banks (Note 3)..................  $   131,787  $   135,287
Federal funds sold................................       92,752      168,257
                                                    -----------  -----------
      Total cash and cash equivalents.............      224,539      303,544
Federal Reserve Bank and Federal Home Loan Bank
  Stock, at cost..................................        9,760        7,696
Securities held to maturity; fair value of $48,247
  (Note 4)........................................      --            48,138
Securities available for sale; amortized cost of
  $354,208 and $220,215 (Note 4)..................      355,324      220,023
                                                    -----------  -----------
      Total securities............................      365,084      275,857
Loans and leases held for investment, net (Notes
  5, 8, and 12)...................................    1,642,211    1,120,921
Loans held for sale, net (Note 5).................      130,255       97,211
Premises and equipment (Note 6)...................       33,536       17,429
Other real estate owned...........................        4,361        8,212
Deferred tax asset, net (Note 10).................       12,497        9,812
Goodwill (Note 2).................................      145,514       36,369
Accrued interest receivable.......................       10,864       10,710
Other assets......................................       17,019       18,352
                                                    -----------  -----------
      Total assets................................  $ 2,585,880  $ 1,898,417
                                                    -----------  -----------
                                                    -----------  -----------

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest bearing.............................  $   868,965  $   643,871
  Interest-bearing demand.........................      734,357      467,424
  Savings.........................................      205,646      191,510
  Time certificates of deposit less than
    $100,000......................................      155,508      204,919
  Time certificates of deposit of $100,000 or
    more..........................................      207,793      167,974
                                                    -----------  -----------
      Total deposits (Note 7).....................    2,172,269    1,675,698
Borrowings (Note 8)...............................       23,722       19,797
Accrued interest payable..........................        2,628        3,012
Other liabilities.................................       35,186       15,204
                                                    -----------  -----------
      Total liabilities...........................    2,233,805    1,713,711

Commitments and contingencies (Notes 11 and 14)

Shareholders' equity (Notes 9, 16 and 18):
  Preferred stock; 5,000,000 shares authorized,
    none issued...................................      --           --
  Common stock, no par value; 100,000,000 shares
    authorized;
  20,858,512 and 15,260,501 issued and outstanding
    at December 31, 1998 and 1997, respectively...      322,566      159,811
  Retained earnings...............................       28,856       25,028
  Accumulated other comprehensive
    income--unrealized gain (loss) on securities
    available for sale, net of taxes..............          653         (133)
                                                    -----------  -----------
      Total shareholders' equity..................      352,075      184,706
                                                    -----------  -----------
      Total liability and shareholders' equity....  $ 2,585,880  $ 1,898,417
                                                    -----------  -----------
                                                    -----------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                                WESTERN BANCORP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   FOR THE YEARS ENDED DECEMBER
                                                                                                31,
                                                                                  -------------------------------
                                                                                    1998       1997       1996
                                                                                  ---------  ---------  ---------
Interest income:
  Interest and fees on loans and leases.........................................  $ 151,483  $ 107,639  $  79,091
  Interest on interest bearing deposits in other banks..........................         92          1         47
  Interest on investment securities.............................................     18,572     18,867     15,308
  Interest on Federal funds sold................................................     11,481      5,802      4,330
                                                                                  ---------  ---------  ---------
      Total interest income.....................................................    181,628    132,309     98,776

Interest expense:
  Deposits......................................................................     46,219     35,801     28,036
  Other borrowings and interest-bearing liabilities.............................      2,301      1,532      1,250
                                                                                  ---------  ---------  ---------
      Total interest expense....................................................     48,520     37,333     29,286
                                                                                  ---------  ---------  ---------
Net interest income.............................................................    133,108     94,976     69,490
Provision for loan and lease losses (Note 5)....................................      1,325      4,080      2,671
                                                                                  ---------  ---------  ---------
Net interest income after provision for loan and lease losses...................    131,783     90,896     66,819
                                                                                  ---------  ---------  ---------

Noninterest income:
  Service charges, commissions and fees.........................................     25,980     15,754     13,254
  Gain on sale of securities available for sale (Note 4)........................      1,550        331        276
  Gain on sale of loans.........................................................     16,009     10,300      8,377
  Other.........................................................................      1,317      1,051      1,582
                                                                                  ---------  ---------  ---------
      Total noninterest income..................................................     44,856     27,436     23,489
                                                                                  ---------  ---------  ---------

Noninterest expense:
  Salaries and benefits.........................................................     55,208     41,792     35,891
  Occupancy.....................................................................     14,884     11,669     10,869
  Advertising and business development..........................................      1,709      1,760      1,677
  Other real estate owned.......................................................        (92)       339        159
  Professional services.........................................................      3,910      4,910      6,296
  Telephone, stationery and supplies............................................      4,334      3,797      3,301
  Goodwill amortization.........................................................     10,252      2,784      1,123
  Data processing...............................................................      2,515      2,744      1,605
  Customer services cost........................................................      3,454      2,687      1,549
  Regulatory assessments........................................................        324        676      1,545
  Litigation settlement costs (Note 11).........................................      4,100     --            950
  Merger related costs (Note 2).................................................     17,938     14,201     --
  Other.........................................................................     11,614      6,228      7,196
                                                                                  ---------  ---------  ---------
      Total noninterest expense.................................................    130,150     93,587     72,161
                                                                                  ---------  ---------  ---------

Income before income taxes......................................................     46,489     24,745     18,147
Income taxes (Note 10)..........................................................     26,333     12,832      4,601
                                                                                  ---------  ---------  ---------
      Net income................................................................  $  20,156  $  11,913  $  13,546
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Per share information (Note 20)
  Weighted-average number of common shares outstanding..........................     20,085     14,431     11,517
  Basic net income per share....................................................  $    1.00  $    0.83  $    1.18
  Diluted common shares outstanding.............................................     20,611     15,037     11,899
  Diluted net income per share..................................................  $    0.98  $    0.79  $    1.14

          See accompanying Notes to Consolidated Financial Statements.

                                WESTERN BANCORP

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)

                                                                                    FOR THE YEARS ENDED DECEMBER
                                                                                                 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  20,156  $  11,913  $  13,546

Other comprehensive income, net of related income taxes:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period......................        693      1,156     (1,103)
    Less reclassification of realized losses (gains) included in income..........         93       (144)       441
                                                                                   ---------  ---------  ---------
      Total......................................................................        786      1,012       (662)
                                                                                   ---------  ---------  ---------
Comprehensive income.............................................................  $  20,942  $  12,925  $  12,884
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                                WESTERN BANCORP

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                      ACCUMULATED
                                                    COMMON STOCK                         OTHER
                                               ----------------------   RETAINED     COMPREHENSIVE    DEFERRED CHARGE     TOTAL
                                                 SHARES      AMOUNT     EARNINGS        INCOME        RELATED TO KSOP    EQUITY
                                               -----------  ---------  -----------  ---------------  -----------------  ---------
Balance at December 31, 1995, as previously
  reported...................................       7,294   $  68,705   $   9,594      $    (539)        $    (132)     $  77,628
  Adjustment for the BKLA
    pooling-of-interests.....................         927      16,111      (4,260)           140            --             11,991
  Adjustment for the PNB
    pooling-of-interests.....................       2,516      16,134        (822)           (84)           --             15,228
                                               -----------  ---------  -----------       -------             -----      ---------
  Balance at December 31, 1995, as
    restated.................................      10,737     100,950       4,512           (483)             (132)       104,847
  Repayment on KSOP debt.....................      --          --          --             --                   132            132
  Unrealized depreciation on investment
    securities available for sale, net.......      --          --          --               (662)           --               (662)
  Stock options exercised....................          78         390      --             --                --                390
  Tax benefits of stock options exercised....      --              51      --             --                --                 51
  Issuance of common stock...................       3,076      42,213      --             --                --             42,213
  Repurchase of shares.......................         (28)       (155)     --             --                --               (155)
  Net income.................................      --          --          13,546         --                --             13,546
                                               -----------  ---------  -----------       -------             -----      ---------
Balance at December 31, 1996.................      13,863     143,449      18,058         (1,145)           --            160,362
  Unrealized appreciation on investment
    securities available for sale, net.......      --          --          --              1,012            --              1,012
  Stock options exercised....................         217         980      --             --                --                980
  Warrants exercised.........................          43         315      --             --                --                315
  Shares issued for SCB Options related to
    the SCB Merger...........................         138      --          --             --                --             --
    Tax benefits of stock options
      exercised..............................      --           2,045      --             --                --              2,045
    Shares issued in mergers.................       1,065      14,392      --             --                --             14,392
    Repurchase of shares.....................         (66)     (1,370)     --             --                --             (1,370)
    Net income...............................      --          --          11,913         --                --             11,913
    Dividends declared at $0.30 per share....      --          --          (4,943)        --                --             (4,943)
                                               -----------  ---------  -----------       -------             -----      ---------
Balance at December 31, 1997.................      15,260     159,811      25,028           (133)           --            184,706
  Unrealized appreciation on investment
    securities available for sale, net.......      --          --          --                786            --                786
  Stock options exercised....................         260         987      --             --                --                987
  Warrants exercised.........................         278       2,464      --             --                --              2,464
  Shares issued for BKLA Options related to
    the BKLA Merger..........................          81      --          --             --                --             --
  Tax benefits of stock options exercised....      --           1,840      --             --                --              1,840
  Shares issued in private placement.........       2,328      65,171      --             --                --             65,171
  Shares issued in SMB Acquisition...........       2,653      84,908      --             --                --             84,908
  Repurchase of shares.......................          (1)        (29)     --             --                --                (29)
  Net income.................................      --          --          20,156         --                --             20,156
  Stock dividend.............................      --           7,414      (7,414)        --                --             --
  Dividends declared at $0.675 per share.....      --          --          (8,914)        --                --             (8,914)
                                               -----------  ---------  -----------       -------             -----      ---------
Balance at December 31, 1998.................      20,859   $ 322,566   $  28,856      $     653         $  --          $ 352,075
                                               -----------  ---------  -----------       -------             -----      ---------
                                               -----------  ---------  -----------       -------             -----      ---------

          See accompanying Notes to Consolidated Financial Statements.

                                WESTERN BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                             1998          1997         1996
                                                                         ------------  ------------  -----------
Cash flow from operating activities:
  Net income...........................................................  $     20,156  $     11,913  $    13,546

Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Provision for loan and lease losses..................................         1,325         4,080        2,671
  Benefit for deferred income taxes....................................           975           191          336
  Provision for losses on other real estate owned......................           212           210          767
  Provision for indemnification losses.................................         1,701           276        1,080
  Depreciation and amortization........................................         5,286         3,464        3,192
  (Accretion) amortization of discounts and premiums on
    investment securities, net.........................................        (1,557)          134          906
  Goodwill amortization................................................        10,252         2,784        1,123
  Gain on sale of loans................................................       (16,009)      (10,300)      (8,377)
  Loans originated for sale............................................    (1,574,628)   (1,128,338)    (815,018)
  Proceeds from sale of loans originated for sale......................     1,556,876     1,105,281      806,137
  (Gain) on sale of other real-estate owned............................          (832)         (839)      (1,732)
  (Gain) on sale of securities available for sale......................        (1,550)         (331)        (276)
  Net increase (decrease) in other liabilities.........................         9,427           624         (452)
  Net (increase) decrease in other assets..............................         3,442         4,004          (82)
                                                                         ------------  ------------  -----------
    Net cash provided by (used in) operating activities................        15,076        (6,847)       3,821
                                                                         ------------  ------------  -----------
Cash flows from investing activities:
  Securities held to maturity:
    Proceeds from maturities of mortgage-backed securities.............        11,472         3,838      --
    Proceeds from maturities of other securities.......................        73,505         4,127        5,267
    Purchases of securities............................................      (115,614)      (30,598)      (4,880)
  Securities available for sale:
    Proceeds from maturities of mortgage-backed securities.............        31,168        12,264       17,545
    Purchases of mortgage backed securities............................       (40,992)      --           --
    Proceeds from maturities of other securities.......................       210,796       202,738       86,000
    Proceeds from sales of other securities............................       102,698        10,598       36,641
    Purchases of other securities......................................      (266,543)      (90,695)    (137,029)
  Purchases of FRB and FHLB stocks.....................................        (2,064)         (221)      (3,298)
  Net increase in loans and leases.....................................      (136,309)     (103,528)     (95,341)
  Additions to other real-estate owned.................................           185           (86)        (263)
  Proceeds from sales of other real estate owned.......................         8,237        16,738       10,853

          See accompanying Notes to Consolidated Financial Statements.

                                WESTERN BANCORP

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                             1998          1997         1996
                                                                         ------------  ------------  -----------
  Additions to premises and equipment, net of proceeds from sales......        (5,065)       (1,824)      (1,839)
  Increase in assets and liabilities due to acquisitions:
    Securities available for sale......................................  $    (89,238) $     (5,845) $  (134,394)
    Securities held to maturity........................................       --            (17,990)        (988)
    Loans and leases...................................................      (387,609)      (62,952)    (198,418)
    Other assets.......................................................        (7,595)       (3,684)     (15,392)
    Premises and equipment.............................................       (16,328)         (296)      (5,099)
    Deposits...........................................................       584,095       112,491      353,111
    Other liabilities..................................................         7,948           322        3,932
    Goodwill...........................................................      (119,656)       (4,315)     (29,841)
                                                                         ------------  ------------  -----------
      Net cash provided by (used in) investing activities..............      (156,909)       41,082     (113,433)
                                                                         ------------  ------------  -----------
Cash flow from financing activities:
  Net increase (decrease) in deposits..................................       (87,524)       98,284       63,329
  Increase (decrease) in borrowings....................................         3,925        (9,883)      20,259
  Purchase of treasury shares..........................................           (29)       (1,370)        (155)
  Dividends paid.......................................................        (8,914)       (2,722)     --
  Acquisition of Santa Monica Bank.....................................        84,908       --           --
  Proceeds from issuance of common stock and exercise of options and
    warrants, net of issuance costs....................................        70,462        17,442       42,654
                                                                         ------------  ------------  -----------
    Net cash provided by financing activities..........................        62,828       101,751      126,087
Net increase (decrease) in cash and cash equivalents...................       (79,005)      135,986       16,475
Cash and cash equivalents at the beginning of the year.................       303,544       167,558      151,083
                                                                         ------------  ------------  -----------
Cash and cash equivalents at the end of the year.......................  $    224,539  $    303,544  $   167,558
                                                                         ------------  ------------  -----------
                                                                         ------------  ------------  -----------
Supplemental disclosure of cash flow information:
  Property acquired through foreclosure................................  $      2,711  $     13,171  $    12,101
  Loans to facilitate the sale of other real estate owned..............  $      2,049  $      7,959  $     5,359
  Transfer of securities held to maturity to available-for-sale........  $     79,372  $      2,933  $   --
  Tax benefits for exercise of non-qualified stock options.............  $      1,840  $      2,045  $        51
  Cash paid for
    Interest...........................................................  $     48,904  $     37,062  $    29,371
    Taxes..............................................................  $     21,849  $      9,448  $     6,071

Acquisitions:
Fair value of assets acquired..........................................  $    794,782  $    127,568  $   425,762
Common stock issued to former shareholders of acquiree.................       (84,908)      (14,392)     --
Cash paid..............................................................      (117,831)      --           (68,719)
                                                                         ------------  ------------  -----------
    Liabilities assumed................................................  $    592,043  $    113,176  $   357,043
                                                                         ------------  ------------  -----------
                                                                         ------------  ------------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                                WESTERN BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

  WESTERN BANCORP--ACQUISITIONS

    Western Bank was acquired by Western Bancorp (the "Company") on September 30, 1996 (the "Western Acquisition") and was accounted for as a purchase. Accordingly, results of operations presented herein include Western Bank only from the date of acquisition. On June 4, 1997, California Commercial Bankshares ("CCB") merged with and into the Company (the "CCB Merger"), and in connection therewith, Monarch Bank ("Monarch"), a wholly-owned subsidiary of the Company prior to the CCB Merger, merged with and into National Bank of Southern California, a wholly-owned subsidiary of CCB prior to such merger ("NBSC"). On October 10, 1997, SC Bancorp merged with and into the Company (the "SCB Merger"). On December 15, 1997, NBSC merged with and into Southern California Bank ("SCB"), a wholly-owned subsidiary of SC Bancorp prior to the SCB Merger. On January 27, 1998 the Company acquired Santa Monica Bank through the merger of Santa Monica Bank with and into Western Bank (the "SMB Acquisition"). The SMB Acquisition was accounted for as a purchase. Accordingly, results of operations presented herein include Santa Monica Bank only from the date of acquisition. At the time of the SMB Acquisition, Western Bank changed its name to Santa Monica Bank ("SMB"). On October 23, 1998 the Company acquired Bank of Los Angeles ("BKLA") through the merger of BKLA with and into SMB (the "BKLA Acquisition"). On December 30, 1998 PNB Financial Group ("PNB") merged with and into the Company (the "PNB Merger"). The PNB Merger, the BKLA Acquisition, the SCB Merger and the CCB Merger were each accounted for by the pooling-of-interests method of accounting, and accordingly, the financial information for all periods presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company, CCB, SC Bancorp, BKLA and PNB as if the CCB Merger, the SCB Merger, the BKLA Acquisition and the PNB Merger had each been in effect for all periods presented. Further details pertaining to the Western Acquisition, the CCB Merger, the SCB Merger, the SMB Acquisition, the BKLA Acquisition and the PNB Merger are presented in Note 2 of Notes to Consolidated Financial Statements.

  BASIS OF PRESENTATION

    The accounting and reporting policies of the Company and its wholly-owned subsidiaries, SCB and SMB (together, the "Banks"), Venture Partners, Inc. and M.
B. Mortgage Company, Inc. (inactive) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. All significant inter-company balances and transactions have been eliminated.

    On June 3, 1997, the Company completed an 8.5-to-1 reverse stock split (the "Reverse Stock Split"). All share amounts herein have been restated to give effect to the Reverse Stock Split.

    Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1998 presentation.

  NATURE OF OPERATIONS

    The Company conducts business through the Banks. SCB is a full service bank with 15 branch offices, and SMB is a full service bank with 16 branch offices, in each case, as of December 31, 1998. On December 30, 1998, the Company acquired Pacific through the PNB Merger. Pacific had three branch offices and nine mortgage offices. The Banks are subject to the laws of the State of California and federal regulations governing the financial services industry. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation and supervision by

                                WESTERN BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
the Federal Reserve Board. The primary areas served by the Banks are San Diego, Orange and Los Angeles counties in California.

    The Company operates in two business segments: banking and mortgage banking. These segments are managed separately because each requires different levels of resources and serves different markets. The mortgage banking segment was acquired through the PNB Merger, which was consummated on December 30, 1998.

  ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan and lease losses, the carrying value of loans held for sale, the carrying value of other real estate owned, the carrying value of the deferred tax asset, and the liability for recourse and representations and warranties related to loans sold.

  CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions "Cash and due from banks" and "Federal funds sold."

  SECURITIES

    Securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and carried at amortized cost. Securities that are purchased and held principally for the purpose of selling them in the near term are classified as "trading" and carried at fair value, with unrealized gains and losses included in operations. Securities not classified as either "held to maturity" or "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity in accumulated other comprehensive income. If a decline in the fair market value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the writedown is included in operations. The Company's investments in Federal Reserve Bank and Federal Home Loan Bank Stock are carried at cost as these equity securities are not readily marketable.

    Premiums and discounts on securities are recognized in the statement of operations using a method that approximates the level-yield method over the lives of the securities. Gains and losses on securities are recognized when realized with the cost basis of securities sold determined on a specific identification basis.

  LOAN ORIGINATION FEES AND COSTS

    Loan origination fees and certain direct loan origination costs are capitalized at origination and the net amount deferred is accreted or amortized into interest income over the contractual lives of the loans using the interest method.

                                WESTERN BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
  ALLOWANCE FOR LOAN AND LEASE LOSSES

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

    Impaired loans are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category of "nonaccrual loans," although the two categories overlap. Generally, nonaccrual loans are considered impaired loans. Nonaccrual loans are loans on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or
(ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

  INTEREST ON LOANS

    Interest on loans is accrued and credited to income based on the principal amount outstanding. The Company's policy concerning nonperforming loans is to cease accruing interest, and to charge off all accrued and unpaid interest on loans which are past due as to principal and/or interest for at least 90 days, or at such earlier time as management determines timely collection of the interest to be in doubt.

                                WESTERN BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
However, in certain circumstances, loans which are past due 90 days or more may continue accruing interest or interest may not be charged off when the related loans are well secured or in the process of being collected. When the Company receives cash on nonaccrual loans or leases, the Company's policy is to record such receipts first as a reduction to the principal and then as interest income. A nonperforming loan or lease may be returned to accrual status if the loan or lease performs for a period of at least six months.

  LOANS HELD FOR SALE

    Loans held for sale are carried at the lower of aggregate cost or market value based on commitments from investors to purchase such loans or in the absence of such commitments based on prevailing market conditions. Nonrefundable fees and direct costs associated with the origination of mortgage loans held for sale are deferred and recognized when the related loans are sold.

    Mandatory forward sales commitments, which are derivative financial instruments, are used to hedge the value of loans held for sale and the pipeline of loan applications in process from changes due to interest rate movements. Realized hedging gains and losses arising during the commitment and warehousing period are deferred to the extent they offset unrealized gains or losses on the related loan positions and recognized when the related loans are sold. When unrealized hedging losses cause the carrying value of loans held for sale and in the pipeline to be in excess of estimated market value, such losses are recognized in earnings immediately.

  LOAN SALES

    Loans are sold on a servicing-released basis. Gains or losses resulting from sales of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans less related transaction costs.

    A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivative financial instruments issued or obtained by the transfer of financial assets are measured at fair value, if practicable. Assets or other retained interests received by the transfer are measured by allocating the previous carrying value between the asset sold and the asset or retained interest received, if any, based on their relative fair values at the date of sale.

  OTHER REAL ESTATE OWNED

    Other real estate owned ("OREO") is comprised of real estate acquired through foreclosure. These assets are recorded initially at the lower of the carrying value of the receivable or the fair market value less selling costs of the related real estate. The excess carrying value, if any, over the fair market value of the asset received is charged to the allowance for loan and lease losses at the time of acquisition. Any subsequent decline in the fair market value of the OREO is recognized as a charge to expense and a corresponding decrease in the OREO asset. Gains from sales and operating expenses associated with OREO assets are included in operations when realized.

                                WESTERN BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
  PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost, less accumulated depreciation and amortization which are charged to expense on a straight-line basis over the estimated useful lives of the assets or the terms of the leases if shorter.

  GOODWILL

    Goodwill is amortized to expense using the straight-line method over its estimated useful life, not to exceed fifteen years. On an ongoing basis, management reviews the valuation and amortization of goodwill. During this review, management estimates the value of the Company's goodwill, taking into consideration any events and circumstances that might have diminished its value. If the value of goodwill has been impaired, the excess value will be written-off through a charge to the statement of operations.

  INTEREST RATE SWAP AGREEMENTS

    Interest rate swaps are used to hedge an identified and specific portion of the Company's balance sheet. Income or expense associated with these agreements, which are intended to modify the interest-rate characteristics of interest-bearing assets, are accounted for on a settlement accounting basis and are recognized as an adjustment to interest income, based on the interest rates currently in effect for such contracts. SCB uses hedge accounting treatment, which requires identification of the assets or liabilities to be hedged and linking the swap to the specified assets or liabilities. The notional amount of interest rate swaps are not reflected in the Consolidated Financial Statements, but are disclosed in Note 14 of the Notes to Consolidated Financial Statements.

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

  NET INCOME PER SHARE

    Basic net income per share of common stock is calculated using the weighted-average number of common shares outstanding during the year. Diluted net income per share is calculated using on the weighted-average number of common shares outstanding during the year plus common stock equivalents (stock options and warrants) using the treasury stock method.

  RECOURSE AND REPRESENTATION AND WARRANTY LIABILITY FOR LOANS SOLD

    In the ordinary course of business, the Company has liability under representations and warranties made to purchasers and insurers of mortgage loans. Under certain circumstances, the Company may

                                WESTERN BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
become liable for the unpaid principal and interest on defaulted loans (whether recourse or non-recourse) or other loans if there has been a breach of representations or warranties.

    The recourse and representation and warranty liability for loans sold is maintained at a level believed by management to be adequate to meet reasonably foreseeable losses for recourse and breaches of representations and warranties made to purchasers and insurers of mortgage loans. Additions to this reserve are charged to income and this reserve is classified in other liabilities as it relates primarily to the exposure of off-balance sheet mortgage loans that have been sold.

  COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," during 1998 and has elected to present a separate statement of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity investments (i.e., securities available for sale).

  STOCK-BASED COMPENSATION

    On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock--Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and earnings per share as if this statement had been adopted. The Company elected to continue accounting for stock options under the intrinsic value method and has provided the pro forma disclosure in Note 18 of Notes to Consolidated Financial Statements.

  EFFECT OF NEW ACCOUNTING STANDARDS

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

    SFAS 131 was effective for the Company beginning January 1, 1998. Management has concluded that the Company operates in two segments: banking and mortgage banking. The adoption of SFAS 131 does

                                WESTERN BANCORP

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
not have an impact on the Company's financial position or results of operations, as this statement relates to disclosure requirements.

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits" ("SFAS 132"). SFAS 132 standardizes disclosure requirements for pensions and other post-retirement benefits and requires additional disclosure on changes in benefit obligations and fair values of plan assets in order to facilitate financial analysis. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 does not have an impact on the Company's results of operations or financial position as this statement relates to disclosure requirements. The Company adopted SFAS 132 on January 1, 1998.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or unrecognized firm commitment or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the financial impact, if any, of the adoption of SFAS 133.

    In October 1998 the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities, classify the resulting mortgage-backed securities or other retained interests as a trading security. SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS 134 is effective for the first interim period beginning after December 31, 1998. Adoption of SFAS 134 is not expected to have a material effect on the Company's results of operations or financial position.

NOTE 2--ACQUISITIONS

  WESTERN BANK

    On September 30, 1996, the Company completed the acquisition of Western Bank in which Western Bank became a wholly-owned subsidiary of the Company. The Company paid $17.25 per share, or approximately $61.1 million, for the 3,543,156 outstanding shares of common stock of Western Bank and an additional $5.5 million related to the outstanding stock options of Western Bank. The net consideration for the acquisition of Western Bank was thus approximately $66.6 million. The acquisition was accounted for under the purchase method of accounting which resulted in approximately $30.0 million of goodwill being recorded.

                                WESTERN BANCORP

NOTE 2--ACQUISITIONS (CONTINUED)
    The Company funded the purchase price with the issuance of approximately 3,076,045 shares of common stock of the Company ("Company Common Stock") in a private placement pursuant to which the Company raised approximately $42.2 million, net of approximately $0.9 million in issuance costs, and from the proceeds of a three year loan of $26.5 million from The Northern Trust Company. A $15.5 million dividend was declared by Western Bank concurrently with the completion of the acquisition and paid to the Company; the proceeds of such dividend were used to reduce the $26.5 million note to $11.0 million. The pro forma results of operations as if the acquisition of Western Bank had been effective at the beginning of 1996 is presented in this footnote under the caption "Pro Forma Information for Purchase Acquisitions".

  CCB MERGER

    On June 4, 1997, CCB merged with and into the Company in a transaction accounted for using the pooling-of-interests method of accounting. In the CCB Merger, 3,043,226 shares of Company Common Stock were issued to holders of common stock of CCB based on a 1-for-1 exchange ratio (after giving effect to the Reverse Stock Split) and all of the outstanding shares of common stock of CCB were canceled. The financial information for all periods presented has been restated to present the combined consolidated financial condition and results of operations of the Company and CCB as if the CCB Merger had been in effect for all periods presented. At the date of the CCB Merger, the Company charged to expense merger costs of approximately $3.0 million (after tax), representing investment banking, filing and professional fees; employee compensation and severance; and costs of computer conversions.

    Separately reported net interest income and net income for CCB for the quarter ended March 31, 1997, were $5,089,000 and $939,000, respectively. Separately reported net income and net income for the Company for the quarter ended March 31, 1997 were $5,871,000 and $893,000, respectively. On a combined basis, giving effect to the CCB merger as a pooling-of-interests, the Company's restated net interest income and net income were $10,960,000 and $1,832,000, respectively, for the quarter ended March 31, 1997. These amounts are unaudited.

  SCB MERGER

    SC Bancorp merged with and into the Company in a transaction accounted for using the pooling-of-interests method of accounting on October 10, 1997. In the SCB Merger approximately 3,555,500 shares of Company Common Stock (prior to adjustment for fractional shares) were issued based on a 0.4556-for-1 exchange ratio and all of the outstanding shares of common stock of SC Bancorp were cancelled. The financial information for all periods presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company and SC Bancorp as if the SCB Merger had been in effect for all periods presented. At the date of the SCB Merger, the Company charged to expense merger costs of approximately $8.8 million (after tax), representing investment banking, filing and professional fees; compensation and severance costs; termination of an interest rate swap; branch closure expense; and costs of computer conversions.

    Separately reported net interest income and net income for SC Bancorp for the nine months ended September 30, 1997, were $18,842,000 and $4,014,000, respectively. Separately reported net interest income and net income for the Company for the nine months ended September 30, 1997 were $34,066,000 and $3,514,000, respectively. On a combined basis, giving effect to both the CCB Merger and the SCB Merger as pooling-of-interests, the Company's restated net interest income and net income were

                                WESTERN BANCORP

NOTE 2--ACQUISITIONS (CONTINUED)
$52,908,000 and $7,528,000, respectively, for the nine months ended September 30, 1997. These amounts are unaudited.

  SMB ACQUISITION

    On January 27, 1998, the Company acquired Santa Monica Bank through the merger of Santa Monica Bank with and into Western Bank (the "SMB Acquisition"). As part of the SMB Acquisition, the name of Western Bank was changed to "Santa Monica Bank." Upon the SMB Acquisition becoming effective, each share of common stock, of Santa Monica Bank (the "SMB Common Stock") issued and outstanding at the time was converted into the right to receive either (i) $28.00 in cash (the "Cash Consideration") or (ii) 0.875 shares of Company Common Stock (the "Stock Consideration"). Of the 7,084,244 shares of SMB Common Stock outstanding at the time of the SMB Acquisition, approximately 57.2 percent elected to receive the Cash Consideration, resulting in a payment of approximately $113,451,000 in the aggregate, and approximately 42.8 percent received the Stock Consideration resulting in the issuance of approximately 2,653,000 shares of Company Common Stock. In order to fund a part of the Cash Consideration payments, the Company issued an additional 2,327,550 shares of Company Common Stock to certain private investors for $65,171,400 in the aggregate. Accordingly, in the aggregate, approximately 4,980,550 shares of Company Common Stock were issued in connection with the SMB Acquisition. The total value of the consideration paid in the SMB Acquisition was approximately $198.4 million in Company Common Stock and cash. In conjunction with the SMB Acquisition, the Company and Santa Monica Bank incurred after-tax merger costs of approximately $8.4 million, representing $2.7 million in investment banking fees paid to Belle Plaine Partners, Inc. and other acquisition-related costs including filing and professional fees; employee compensation, and costs of computer conversions and consolidation. These expenses were capitalized.

    The SMB Acquisition was accounted for using the purchase method of accounting. The pro forma results of operations as if the acquisition of Santa Monica Bank had been effective at the beginning of 1997 is presented in this footnote under the caption "Pro Forma Information for Purchase Acquisitions".

  BKLA ACQUISITION

    On October 23, 1998, the Company acquired all of the issued and outstanding shares of common stock of BKLA ("BKLA Common Stock") through the merger of BKLA with and into SMB with SMB being the surviving corporation. The exchange ratio was 0.4224 shares of Company Common Stock issued for each share of BKLA Common Stock, pursuant to which, approximately 2,214,350 shares of Company Common Stock were issued as consideration to holders of BKLA Common Stock and all of the outstanding shares of common stock of BKLA were canceled. The financial information for all periods presented has been restated to present the combined consolidated financial condition and results of operations of the Company and BKLA as if the BKLA Acquisition had been in effect for all periods presented. At the date of the BKLA Acquisition, the Company charged to expense merger costs of $8.1 million (after tax), representing investment banking, filing and professional fees; employee compensation and severance; branch closure costs and costs of computer conversions and consolidation.

    Separately reported net interest income and net income for BKLA for the quarter ended September 30, 1998, would have been $3,705,000 and $964,000, respectively. Separately reported net interest income and net income for the Company for the quarter ended September 30, 1998, were $26,742,000 and $6,625,000, respectively. On a combined basis, giving effect to the BKLA Acquisition as a

                                WESTERN BANCORP

NOTE 2--ACQUISITIONS (CONTINUED)
pooling-of-interests, the Company's restated net interest income and net income were $30,447,000 and $7,589,000, respectively, for the quarter ended September 30, 1998. These amounts are unaudited.

  ACQUISITIONS BY BKLA

    In the past three years BKLA, prior to the acquisition of BKLA by the Company, completed two purchase transactions resulting in the issuance of shares of BKLA Common Stock. The share counts of BKLA Common Stock in the following discussion have been adjusted for the exchange ratio of 0.4224 used in the BKLA Acquisition.

    BKLA completed the American West Bank acquisition on March 31, 1997 and the Culver National Bank acquisition on December 31, 1997, both accounted for as purchases. In completing these acquisitions, BKLA issued 577,629 and 488,010 common shares, respectively. The pro forma results of operations as if these acquisitions had been effective at the beginning of 1996 is presented in this footnote under the caption "Pro Forma Information for Purchase Acquisitions".

  PNB MERGER

    On December 30, 1998, PNB Financial Group, Inc., a bank holding company ("PNB"), merged with and into the Company (the "PNB Merger") in a transaction accounted for using the pooling-of-interests method of accounting. In the PNB Merger 2,779,733 shares of Company Common Stock were issued based on a 1-for-1 exchange ratio and all of the issued and outstanding shares of common stock of PNB were cancelled. The financial information for all periods presented herein has been restated to present the combined financial condition and results of operations of the Company and PNB as if the PNB Merger had been in effect for all periods presented. At the date of the PNB Merger, the Company charged to expense merger costs of approximately $4.6 million (after tax), representing investment banking, filing and professional fees; employee compensation and severance; branch closure expense and costs of computer conversions.

    Separately reported net interest income and net income for PNB for the quarter ended September 30, 1998, were $3,850,000 and $2,025,000, respectively. Separately reported net interest income and net income for the Company including BKLA for the quarter ended September 30, 1998, were $30,447,000 and $7,589,000, respectively. On a combined basis, giving effect to the PNB Merger as a pooling-of-interests, the Company restated net interest income and net income were $34,297,000 and $9,614,000, respectively, for the quarter ended September 30, 1998. These amounts are unaudited.

                                WESTERN BANCORP

NOTE 2--ACQUISITIONS (CONTINUED)
  SEPARATE COMPANY INFORMATION FOR POOLING-OF-INTEREST ACQUISITIONS

    The following table presents certain financial data reported separately by each company and on a combined basis for the years ended December 31:

                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
                                                                       (IN THOUSANDS)
Net interest income:
  The Company...............................................  $  118,174  $  71,676  $   8,545
  CCB.......................................................      --         --         19,964
  SC Bancorp................................................      --         --         23,417
  BKLA......................................................      --         10,923      7,474
  PNB.......................................................      14,934     12,377     10,090
                                                              ----------  ---------  ---------
  Combined..................................................  $  133,108  $  94,976  $  69,490
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Net income:
  The Company...............................................  $   12,409  $   3,162  $     738
  CCB.......................................................      --         --          3,796
  SC Bancorp................................................      --         --          4,455
  BKLA......................................................      --          3,731      1,001
  PNB.......................................................       7,747      5,020      3,556
                                                              ----------  ---------  ---------
  Combined..................................................  $   20,156  $  11,913  $  13,546
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Issuance of common stock:
  The Company...............................................  $  152,912  $     715  $  42,213
  CCB.......................................................      --         --            281
  SC Bancorp................................................      --         --             80
  BKLA......................................................      --         14,519     --
  PNB.......................................................       8,032        453         29
                                                              ----------  ---------  ---------
  Combined..................................................  $  160,944  $  15,687  $  42,603
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

  PRO FORMA INFORMATION FOR PURCHASE ACQUISITIONS

    The following table presents unaudited pro forma results of operations of the Company for the years ended December 31, 1998, 1997 and 1996 as if the acquisition of Santa Monica Bank had been effective at the beginning of 1997, and as if the acquisitions of Culver National Bank, American West Bank and Western Bank had been effective at the beginning of 1996. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the future operating results of the Company or operating results that would have occurred had these acquisitions been in effect for all the years presented.

                                WESTERN BANCORP

NOTE 2--ACQUISITIONS (CONTINUED)
                              UNAUDITED PRO FORMA
                         COMBINED SUMMARY OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Interest income..............................................................  $  185,559  $  184,256  $  129,228
Interest expense.............................................................      49,716      54,039      39,370
                                                                               ----------  ----------  ----------
  Net interest income........................................................     135,843     130,217      89,858
Provision for loan and lease losses..........................................       1,405       4,340       3,689
                                                                               ----------  ----------  ----------
  Net interest income after provision for loan and lease losses..............     134,438     125,877      86,169
Noninterest income...........................................................      45,470      35,097      26,060
Noninterest expense..........................................................     133,177     132,206      91,263
                                                                               ----------  ----------  ----------
  Income before income taxes.................................................      46,731      28,768      20,966
Income taxes.................................................................      26,694      16,896       6,229
                                                                               ----------  ----------  ----------
  Net income.................................................................  $   20,037  $   11,872  $   14,737
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income per share:
  Basic......................................................................  $     0.98  $     0.59  $     0.99
  Diluted....................................................................  $     0.95  $     0.57  $     0.97
Weighted average shares outstanding:
  Basic......................................................................    20,500.0    20,044.0    14,885.8
  Diluted....................................................................    21,026.1    20,649.7    15,268.1

                                WESTERN BANCORP

NOTE 2--ACQUISITIONS (CONTINUED)
    MERGER RELATED COSTS

    As a result of the SMB Acquisition, the BKLA Acquisition and the PNB Merger, the Company incurred certain merger-related costs in 1998. These costs are described below:

                                                                                                          REMAINING
                                           BKLA          PNB       TOTAL         SMB                     ACCRUAL AT
                            OTHER      ACQUISITION     MERGER     EXPENSE   ACQUISITION(1)   TOTAL    DECEMBER 31, 1998
                         -----------  --------------  ---------  ---------  -------------  ---------  -----------------
                                                                 (IN THOUSANDS)
Investment banking fees
  (2)..................   $  --         $    1,411    $   1,505  $   2,916    $   3,602    $   6,518      $     532
Other professional
  services (2).........         312          1,668        1,394      3,374        1,717        5,091            705
Compensation related
  expense..............      --              3,643          763      4,406        3,204        7,610          4,543
Branch closure
  expense..............      --              3,330        1,579      4,909       --            4,909          2,922
Conversion and other
  costs................      --              1,741          592      2,333        2,106        4,439          3,259
                              -----        -------    ---------  ---------  -------------  ---------        -------
  Total merger-related
    costs..............   $     312     $   11,793    $   5,833  $  17,938    $  10,629    $  28,567      $  11,961
                              -----        -------    ---------  ---------  -------------  ---------        -------
                              -----        -------    ---------  ---------  -------------  ---------        -------

------------------------

(1) Merger-related costs for the SMB Acquisition were capitalized in goodwill. Of these expenses, approximately $1.5 million were incurred in 1997.

(2) These costs are considered nondeductible expenses for purposes of calculating after-tax merger costs.

    As a result of the CCB Merger and the SCB Merger, the Company incurred certain merger-related costs in 1997. These costs are described below:

                                                                                 REMAINING
                                                                                ACCRUAL AT
                                  CCB MERGER    SCB MERGER       TOTAL       DECEMBER 31, 1997
                                 -------------  -----------  --------------  -----------------
                                                        (IN THOUSANDS)
Investment banking fees........    $   1,400     $   3,520     $    4,920        $  --
Other professional services....          697         1,960          2,657              174
Compensation related expense...        1,055         2,769          3,824            1,521
Conversion costs...............          252           753          1,005              780
Branch closure expense.........       --               790            790              790
Termination of interest rate
  swap.........................       --               446            446           --
Other..........................       --               559            559              200
                                      ------    -----------       -------           ------
  Total merger-related costs...    $   3,404     $  10,797     $   14,201        $   3,465
                                      ------    -----------       -------           ------
                                      ------    -----------       -------           ------

                                WESTERN BANCORP

NOTE 3--RESTRICTIONS ON CASH AND DUE FROM BANKS

    The Company is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The total average amount of those reserve balances for the year ended December 31, 1998 was approximately $60.9 million.

NOTE 4--SECURITIES

    Investment securities at December 31, 1998 were as follows:

                                                              GROSS        GROSS
                                               AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS       LOSSES     FAIR VALUE
                                               ----------  -----------  -----------  ----------
                                                                (IN THOUSANDS)
Securities available for sale:
  US Government securities...................  $   68,614   $     298    $  --       $   68,912
  US Agency securities or insured
    obligations..............................     142,663         145          (60)     142,748
  Mortgage-backed securities.................      77,719         345         (164)      77,900
  State and political subdivisions...........       5,186         188       --            5,374
  Other debt securities......................      58,990         536         (172)      59,354
                                               ----------  -----------       -----   ----------
    Total debt securities....................     353,172       1,512         (396)     354,288
  Other equity securities....................       1,036      --           --            1,036
                                               ----------  -----------       -----   ----------
    Total....................................  $  354,208   $   1,512    $    (396)  $  355,324
                                               ----------  -----------       -----   ----------
                                               ----------  -----------       -----   ----------

    Investment securities at December 31, 1997 were as follows:

                                                               GROSS         GROSS
                                               AMORTIZED    UNREALIZED    UNREALIZED   ESTIMATED
                                                  COST         GAINS        LOSSES     FAIR VALUE
                                               ----------  -------------  -----------  ----------
                                                                 (IN THOUSANDS)
Securities held to maturity:
  US Government securities...................  $   24,966    $      48        --       $   25,014
  US Agency securities.......................      17,962           67        --           18,029
  Mortgaged-backed securities................       5,210       --                (6)       5,204
                                               ----------        -----         -----   ----------
    Total debt securities....................  $   48,138    $     115     $      (6)  $   48,247
                                               ----------        -----         -----   ----------
                                               ----------        -----         -----   ----------
Securities available for sale:
  US Government securities...................  $  108,266    $     288     $      (4)  $  108,550
  US Agency securities or insured
    obligations..............................      55,603           91          (145)      55,549
  Mortgage-backed securities.................      54,115          106          (579)      53,642
  State and political subdivisions...........       1,169           51        --            1,220
                                               ----------        -----         -----   ----------
    Total debt securities....................     219,153          536          (728)     218,961
  Other equity securities....................       1,062       --            --            1,062
                                               ----------        -----         -----   ----------
      Total..................................  $  220,215    $     536     $    (728)  $  220,023
                                               ----------        -----         -----   ----------
                                               ----------        -----         -----   ----------

                                WESTERN BANCORP

NOTE 4--SECURITIES (CONTINUED)
    The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Mortgage-backed securities included in available for sale portfolios which are not due at a single maturity date are allocated over several maturity groupings based on anticipated maturities of the underlying assets. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        AMORTIZED   ESTIMATED
                                                                           COST     FAIR VALUE
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
AVAILABLE FOR SALE:
  Due in one year or less.............................................  $  216,272  $  216,695
  Due after one year through five years...............................      60,268      60,443
  Due after five years through ten years..............................       2,857       2,908
  Due after ten years.................................................      73,775      74,242
                                                                        ----------  ----------
                                                                        $  353,172  $  354,288
                                                                        ----------  ----------
                                                                        ----------  ----------

    Gross gains and losses on sale of available for sale securities were $1,586,000 and $36,000, respectively, for 1998, and $342,000 and $11,000 respectively, for 1997. Gross gains and losses were $293,000 and $17,000 respectively, for 1996.

    Investment securities available for sale with a carrying amount of approximately $8.8 million and $24.7 million were pledged as collateral to secure public deposits at December 31, 1998 and 1997, respectively.

    In conjunction with the BKLA Acquisition on November 13, 1998, the Company reclassified BKLA's entire securities held to maturity portfolio to available for sale. The amortized cost at the date of transfer was $79.4 million and the fair value was $79.0 million. The unrealized loss was recorded in shareholders' equity. In December 1997, in conjunction with the merger between NBSC and SCB, SCB and Western Bank reclassified their entire held to maturity investment portfolios to available for sale. The held to maturity investment securities were transferred to available for sale at their then fair market values; the amortized cost of the securities transferred was $2.9 million and the related unrealized net gain recorded in equity was $35,000.

NOTE 5--LOANS AND LEASES

  LOANS AND LEASES

    Most of the loans and leases made by the Company are to customers located in San Diego, Orange and Los Angeles counties. Mortgage and construction loans are collateralized by real estate trust deeds. The Company generally requires security in the form of assets, including real estate, for commercial and installment loans. The ability of the Company's customers to honor their loan agreements is dependent

                                WESTERN BANCORP

NOTE 5--LOANS AND LEASES (CONTINUED)
upon the general economy of the Company's market areas and the financial strength of the customer. The distribution of the Company's loan and lease portfolio is as follows:

                                                                         LOANS AND LEASES
                                                                     OUTSTANDING AT DECEMBER
                                                                               31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
                                                                          (IN THOUSANDS)
Loan type:
  Real estate construction........................................  $    193,378  $     91,314
  Real estate mortgage............................................       739,551       498,598
  Commercial......................................................       581,708       453,843
  Leases..........................................................         1,551         1,934
  Installment and other...........................................       157,462        98,940
                                                                    ------------  ------------
    Gross loans and leases........................................     1,673,650     1,144,629

Less:
  Unearned lease income...........................................          (190)         (226)
  Deferred loan fees..............................................        (4,506)       (3,211)
  Allowance for loan and lease losses.............................       (26,743)      (20,271)
                                                                    ------------  ------------
    Net loans and leases held for investment......................     1,642,211     1,120,921
Loans held for sale...............................................       130,255        97,211
                                                                    ------------  ------------
Total loans.......................................................  $  1,772,466  $  1,218,132
                                                                    ------------  ------------
                                                                    ------------  ------------

  LOANS HELD FOR SALE

    In the ordinary course of business, SCB has liability under representations and warranties made to purchasers and insurers of mortgage loans sold. Under certain circumstances, SCB may become liable for the unpaid principal and interest on defaulted loans (whether recourse or non-recourse) or other loans if there has been a breach of representations or warranties.

    Until September 30, 1996, substantially all mortgage loans were sold with a recourse provision. After October 1, 1996, the majority of the loans sold were without a recourse provision. Generally, loans sold under the recourse provision are required to be purchased back by SCB if the loan becomes delinquent within two to six months of funding. SCB has the choice to not repurchase the loan; however, in the event that SCB elects not to repurchase the loan, SCB must indemnify the investor for any and all costs associated with the investors collection of the loan. During 1997, SCB chose to indemnify the majority of the loans subject to a recourse provision. SCB estimates its loss exposure to loans sold under the recourse and representation and warranty provisions and has recorded this estimated liability at December 31, 1998, and 1997. Provision for losses are charged to operations and the estimated liability is classified in other

                                WESTERN BANCORP

NOTE 5--LOANS AND LEASES (CONTINUED)
liabilities. The following is a summary of transactions affecting this estimated liability for the three years ended December 31:

                                                                       YEARS ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
                                                                            (IN THOUSANDS)
Balance at the beginning of the period............................  $     382  $     461  $     232
  Provision for losses............................................      1,701        276      1,080
  Charges net of recoveries.......................................       (806)      (355)      (851)
                                                                    ---------  ---------  ---------
Balance at the end of the period..................................  $   1,277  $     382  $     461
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

  ALLOWANCE FOR LOAN AND LEASE LOSSES

    Changes in the allowance for loan and lease losses for the three years ended December 31, were as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Balance at the beginning of the period.......................  $  20,271  $  19,251  $  18,147
Loans and leases charged off:
  Real estate mortgage and construction......................      3,493      2,594      4,795
  Commercial.................................................      2,592      4,270      2,954
  Installment and other......................................      1,126        611        610
                                                               ---------  ---------  ---------
    Total loans and leases charged off.......................      7,211      7,475      8,359
Recoveries on loans and leases charged off:
  Real estate mortgage and construction......................      1,767        432        404
  Commercial.................................................      1,319      1,900      1,089
  Installment and other......................................        615        201        138
                                                               ---------  ---------  ---------
    Total recoveries on loans and leases charged off.........      3,701      2,533      1,631
                                                               ---------  ---------  ---------
    Net loans and leases charged off.........................      3,510      4,942      6,728
Provision charged to operating expense.......................      1,325      4,080      2,671
Other additions due to:
  Acquisitions...............................................      8,657      1,882      5,041
  Loan portfolio purchases...................................     --         --            120
                                                               ---------  ---------  ---------
Balance at the end of the period.............................  $  26,743  $  20,271  $  19,251
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                                WESTERN BANCORP

NOTE 5--LOANS AND LEASES (CONTINUED)
  CREDIT QUALITY

    A summary of loans on which the accrual of interest has been discontinued at December 31, 1998, 1997 and 1996 were as follows:

                                                                       AT DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Nonaccrual loans and leases:
  Real estate construction...................................  $  --      $     387  $   1,031
  Real estate mortgage.......................................      8,614      8,863     16,043
  Commercial.................................................      4,907      3,324      3,737
  Installment and others.....................................      1,408        416      1,360
                                                               ---------  ---------  ---------
Total........................................................  $  14,929  $  12,990  $  22,171
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    If interest on nonaccrual loans and leases had been recognized at the original interest rates, interest income would have increased approximately $1,126,000, $946,000 and $1,509,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    The Company has no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

    At December 31, 1998 and 1997, impaired loans and the related specific allowance for loan and lease losses were as follows:

                                                             AT DECEMBER 31, 1998
                                                ----------------------------------------------
                                                               ALLOWANCE FOR
                                                 RECORDED     LOAN AND LEASE         NET
                                                INVESTMENTS       LOSSES         INVESTMENTS
                                                -----------  -----------------  --------------
                                                                (IN THOUSANDS)
  With specific allowances....................   $  10,920       $   3,254        $    7,666
  Without specific allowances.................      12,954          --                12,954
                                                -----------         ------           -------
    Total impaired loans and leases...........   $  23,874       $   3,254        $   20,620
                                                -----------         ------           -------
                                                -----------         ------           -------

                                                             AT DECEMBER 31, 1997
                                                ----------------------------------------------
                                                               ALLOWANCE FOR
                                                 RECORDED     LOAN AND LEASE         NET
                                                INVESTMENTS       LOSSES         INVESTMENTS
                                                -----------  -----------------  --------------
                                                                (IN THOUSANDS)
  With specific allowances....................   $   7,634       $   1,418        $    6,216
  Without specific allowances.................      12,713          --                12,713
                                                -----------         ------           -------
    Total impaired loans and leases...........   $  20,347       $   1,418        $   18,929
                                                -----------         ------           -------
                                                -----------         ------           -------

    The average recorded net investment in impaired loans and leases for the years ended December 31, 1998, 1997 and 1996 was approximately $20,387,000, $21,894,000 and $22,357,000, respectively. Interest income on impaired loans and leases of approximately $105,000, $870,000 and $737,000 was recognized in 1998, 1997 and 1996, respectively.

                                WESTERN BANCORP

NOTE 6--PREMISES AND EQUIPMENT

    The components of premises and equipment at December 31, 1998 and 1997 were as follows:

                                                                           AT DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
  Land and building...................................................  $   18,815  $   12,944
  Furniture, fixtures and equipment...................................      24,463      17,843
  Leasehold improvements..............................................      10,149       8,954
                                                                        ----------  ----------
    Total premises and equipment......................................      53,427      39,741
  Less accumulated depreciation and amortization......................     (19,891)    (22,312)
                                                                        ----------  ----------
    Total premises and equipment, net.................................  $   33,536  $   17,429
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 7--DEPOSITS

    At December 31, 1998, the scheduled contractual maturities of certificates of deposit were as follows:

                                                                          AT DECEMBER 31, 1998
                                                                          --------------------
                                                                             (IN THOUSANDS)
1999....................................................................      $    340,115
2000....................................................................            11,423
2001....................................................................             8,227
2002....................................................................             1,215
2003 and thereafter.....................................................             2,321
                                                                                  --------
                                                                              $    363,301
                                                                                  --------
                                                                                  --------

NOTE 8--BORROWINGS

    At December 31, 1998 and 1997, borrowings were as follows:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
FHLB advances...........................................................  $  16,524  $   5,000
Notes payable...........................................................      2,940      7,080
Treasury Tax and Loan note..............................................      4,258      5,868
Capital lease obligation................................................     --          1,849
                                                                          ---------  ---------
    Total borrowings....................................................  $  23,722  $  19,797
                                                                          ---------  ---------
                                                                          ---------  ---------

  REVOLVING LINE OF CREDIT

    The Company maintains a revolving line of credit with The Northern Trust Company which was established on September 30, 1996. The balance at December 31, 1998 and 1997 was $1.0 million and $7.1 million, respectively, and the interest rate was 6.38 percent and 7.02 percent, respectively. The highest amount outstanding during 1998 and 1997 was $9.3 million and $12.2 million, respectively; the average balance outstanding during 1998 and 1997 was $5.2 million and $9.6 million, respectively; and the average rate paid in 1998 and 1997 was 7.05 percent and 7.07 percent, respectively. The revolving credit agreement expires on September 25, 1999.

                                WESTERN BANCORP

NOTE 8--BORROWINGS (CONTINUED)
    In January 1998, the Company executed a Third Amendment to the Revolving Credit Agreement increasing the credit line to $17.5 million and modifying certain covenants to reflect the Company's larger size. The loan agreement contains covenants which impose certain restrictions on activities of the Company and its financial condition. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, a dividend limitation and minimum and maximum credit quality ratios. As of December 31, 1998 and 1997, the Company, and where applicable, its subsidiaries, were in compliance with each of such covenants or the Company has obtained the appropriate waivers from The Northern Trust Company. Shares of common stock of SMB, with a carrying value of approximately $58.0 million, have been pledged as collateral against the note payable to The Northern Trust Company.

  MORTGAGE NOTE

    SMB has a mortgage note payable for $1.9 million as of December 31, 1998 related to the purchase of a parking lot in 1990. The note terms provide for a 30-year amortization and an interest rate of Bank of America prime plus 1.5 percent; the interest rate at December 31, 1998 was 9.25 percent. The note matures in June 2001.

  FEDERAL HOME LOAN BANK LINES OF CREDIT

    The Banks each have a line of credit with the Federal Home Loan Bank of San Francisco ("FHLB"). The maximum amount the Banks may borrow under these agreements is limited to the lesser of a percentage of eligible collateral as established in the respective agreements or a certain percentage of each Bank's total assets (30 percent of SCB's total assets and 25 percent of SMB's total assets). At December 31, 1998, the maximum amount SCB and SMB were allowed to borrow from the FHLB was zero and $21.1 million, respectively. SCB did not have any assets pledged at that point in time and therefore no available credit. SMB had certain loans and securities pledged with a carrying value of $26.7 million and FHLB advances outstanding in the amount of $16.5 million at December 31, 1998. The advances have various maturity dates, which range from March 2005 through August 2013, and interest rates ranging from 5.78 percent to 6.16 percent. SMB had available credit of $4.6 million as of December 31, 1998.

    At December 31, 1997, the maximum amount SCB was allowed to borrow from the FHLB was $19.3 million. SCB had certain loans and securities pledged with a carrying value of $41.5 million and FHLB overnight advances outstanding in the amount of $5.0 million at December 31, 1997. The interest rate was 6.57 percent (the FHLB daily reference rate) for the overnight advances and SCB had available credit of $14.3 million at December 31, 1997. SMB did not participate in this program as of December 31, 1997.

  FEDERAL FUNDS ARRANGEMENTS WITH COMMERCIAL BANKS

    Under separate agreements with various commercial banks, SCB and SMB may borrow through federal funds lines of credit an aggregate of up to $70.5 million and $34.0 million, respectively, at December 31, 1998. As of December 31, 1997 the federal funds arrangements allowed SCB and SMB to borrow $56.5 million and $22.0 million, respectively. Federal funds arrangements are subject to the terms of the individual arrangements and may be terminated at the discretion of the correspondent bank. There were no amounts outstanding on these lines of credit at December 31, 1998 and 1997.

                                WESTERN BANCORP

NOTE 8--BORROWINGS (CONTINUED)
  TREASURY, TAX AND LOAN NOTE

    SCB participates in the Treasury, Tax and Loan ("TT&L") Note program and has a limit of $16.5 million at the Federal Reserve Bank. The outstanding balance was $4.3 million and $5.9 million at December 31, 1998 and 1997, respectively, and the interest rate was 4.1 percent and 5.3 percent, respectively. The TT&L Note balance fluctuates based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. The average TT&L Note balance for 1998 and 1997 was $6.6 million and $3.2 million, respectively.

NOTE 9--SHAREHOLDERS' EQUITY

    ACQUISITION-RELATED TRANSACTIONS. In conjunction with the SMB Acquisition the Company issued approximately 2,653,000 shares of Company Common Stock. In order to fund a part of the Cash Consideration payments in the SMB Acquisition, the Company issued an additional 2,327,550 shares of Company Common Stock to certain private investors for $65,171,400 in the aggregate. Accordingly, in the aggregate approximately 4,980,550 shares of Company Common Stock were issued in connection with the SMB Acquisition.

    As part of the September 30, 1996 acquisition of Western, the Company sold approximately 3,076,045 shares of Company Common Stock in a private placement for net proceeds of approximately $42,213,000. Pursuant to this equity transaction, the Company issued to parties related to Belle Plaine Financial, L.L.C., 92,275 warrants to acquire Company Common Stock at $16.83 per share. The warrants expire on September 30, 2001.

    BKLA completed the American West Bank acquisition on March 31, 1997 and the Culver National Bank acquisition on December 31, 1997, both accounted for as purchases. In completing these acquisitions, BKLA issued 577,629 and 488,010 common shares, respectively; these share counts of BKLA Common Stock have been adjusted for the exchange ratio of 0.4224 used in the BKLA Acquisition.

  RESTRICTIONS ON PAYMENTS OF DIVIDENDS

    Holders of Company Common Stock are entitled to receive dividends declared by the Board of Directors out of funds legally available therefor under the laws of the State of California and certain federal laws and regulations governing the banking and financial services business. The Company's ability to pay dividends is also limited by the Third Amendment to Revolving Credit Agreement, dated January 26, 1998, between the Company and The Northern Trust Company, which provides that the Company may not declare or pay any dividend other than dividends payable in Company Common Stock or in the ordinary course of business not to exceed 50 percent of net income per fiscal quarter of the Company before goodwill amortization and any restructuring charges incurred in connection with any merger, consolidation or other restructuring contemplated by the Agreement and Plan of Merger, dated as of July 30, 1997 and Restated as of November 20, 1997, by and among the Company, Western Bank and Santa Monica Bank or similar transactions. In addition, the Banks are subject to certain restrictions under the laws of the State of California and certain federal laws and regulations governing banks which limit their ability to transfer funds to the Company through inter-company loans, advances, or cash dividends.

                                WESTERN BANCORP

NOTE 10--INCOME TAXES

    The components of income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
                                                                        (IN THOUSANDS)
Current expense:
  Federal.....................................................  $  19,872  $   9,025  $   2,898
  State.......................................................      7,436      3,616        993
                                                                ---------  ---------  ---------
    Total.....................................................     27,308     12,641      3,891
                                                                ---------  ---------  ---------
Deferred expense (benefit):
  Federal.....................................................       (963)       358        269
  State.......................................................        (12)      (167)       441
                                                                ---------  ---------  ---------
    Total.....................................................       (975)       191        710
                                                                ---------  ---------  ---------
      Total income taxes......................................  $  26,333  $  12,832  $   4,601
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    Tax benefits associated with the exercise of nonqualified stock options of $1,840,000, $2,045,000 and $51,000 for 1998, 1997 and 1996, respectively, are reflected in the Consolidated Statements of Changes in Shareholders' Equity.

    The provision for income taxes differs from that which would result from applying the U.S. statutory rate of 35% in 1998, 1997 and 1996 as follows:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Federal income tax expense at statutory rate.................  $  16,271  $   8,661  $   6,351
Increase (reduction) in taxes resulting from:
  State income taxes, net of federal benefits................      4,826      2,242        932
  Amortization of goodwill...................................      3,440        739        210
  Non-deductible merger expenses.............................      2,274      2,750     --
  Change in valuation allowance..............................     --         --         (2,466)
  Other, net.................................................       (478)    (1,560)      (426)
                                                               ---------  ---------  ---------
Total income tax expense.....................................  $  26,333  $  12,832  $   4,601
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                                WESTERN BANCORP

NOTE 10--INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below.

                                                                                             1998       1997
                                                                                           ---------  ---------
                                                                                              (IN THOUSANDS)
Deferred tax assets:
  Loans, principally due to allowance for losses.........................................  $   4,475  $   1,856
  Post retirement benefits...............................................................      3,323      1,266
  Merger costs...........................................................................      3,300        358
  State taxes............................................................................      1,810        826
  Contingencies..........................................................................        860        895
  Depreciation...........................................................................        816        228
  Loss on loans carried at market value for tax purposes.................................        783        273
  Net operating loss carryovers..........................................................        339      2,888
  Interest on nonaccrual loans...........................................................        162        354
  Other real estate owned................................................................        112        226
  Purchase accounting adjustments........................................................     --          1,109
  Unrealized loss on investment securities...............................................     --             59
  Other..................................................................................        592         56
                                                                                           ---------  ---------
    Total deferred tax assets............................................................     16,572     10,394
    Valuation allowance..................................................................     --         --
                                                                                           ---------  ---------
      Net deferred tax assets............................................................     16,572     10,394
                                                                                           ---------  ---------
Deferred tax liabilities:
  Purchase accounting adjustments........................................................     (3,027)    --
  Unrealized gain on investment securities...............................................       (463)    --
  FHLB stock dividends...................................................................       (382)      (290)
  Accretion..............................................................................       (121)      (113)
  Leases.................................................................................        (82)      (179)
                                                                                           ---------  ---------
    Total deferred tax liabilities.......................................................     (4,075)      (582)
                                                                                           ---------  ---------
      Net deferred tax asset.............................................................  $  12,497  $   9,812
                                                                                           ---------  ---------
                                                                                           ---------  ---------

    Realization of the net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income and the utilization of tax planning strategies. Management believes that it is more likely than not that the deferred tax assets will be fully realized. Therefore, no valuation allowance for deferred tax assets has been recorded at December 31, 1997 and 1998.

    On December 31, 1998, the Company had $807,000 and $800,000 of Federal and California net operating loss carryovers, respectively, that have various expiration dates beginnng in the year 2002 through the year 2009. Management believes that the Federal and California net operating losses will be realized.

NOTE 11--COMMITMENTS AND CONTINGENT LIABILITIES

  LEASES

    The Company and the Banks conduct operations from leased facilities under operating leases which expire on various dates and which contain certain renewal options. Future minimum rental payments

                                WESTERN BANCORP

NOTE 11--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998 are as follows:

                                                                                (IN THOUSANDS)
                                                                                --------------
Year ended December 31:
  1999........................................................................    $    6,570
  2000........................................................................         5,925
  2001........................................................................         4,983
  2002........................................................................         3,490
  2003........................................................................         2,331
  Thereafter..................................................................         3,694
                                                                                     -------
    Total.....................................................................    $   26,993
                                                                                     -------
                                                                                     -------

    Rental expense was $6,012,000 in 1998, $5,098,000 in 1997 and $4,100,000 in
1996. Rental expense for 1996 includes that for Western Bank since the date of its acquisition, and rental expense for 1998 includes that for Santa Monica Bank since the date of its acquisition.

    Sublease rental income for the years ended December 31, 1998, 1997 and 1996 totaled approximately $494,000, $194,000 and $155,000, respectively.

  LITIGATION

    GENERAL. From time to time, the Company and the Banks are party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's and/or the Banks' exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the occurence of the loss is probable.

    Set forth below is a brief summary of the status of certain pending legal proceedings to which the Company and/or the Banks are subject. Management believes that the liability which it has established for these matters is adequate as of the date hereof. However, litigation is inherently uncertain and no assurance can be given that this or any other litigation will not result in any loss which might be material to the Company and/or the Banks.

    PDI LITIGATION. NBSC v. Vincent E. Galewick, Performance Development, Inc. et al. (the "PDI Litigation"), is an interpleader action filed by NBSC on August 22, 1995 in the Orange County Superior Court. The dispute arose from a demand by the California Department of Corporations under California Government Code
Section 7480 on August 17, 1995 for the identification of account names and account numbers associated with Vincent Galewick and Performance Development, Inc. (collectively "PDI"). As a result of receipt of a declaration by the California Department of Corporations under California Financial Code Section 952, NBSC froze $12,301,113 in PDI's accounts. On August 21, 1995, a temporary restraining order was issued restraining PDI and others from transferring funds. NBSC was thereafter threatened by various parties with lawsuits for refusal to release the funds, and an attack was made on the applicability of the temporary restraining order to the funds. NBSC deposited the funds with the Orange County Superior Court and filed the interpleader action to allow the court to determine the disposition of the funds. In response, the defendants filed a cross complaint against NBSC alleging damages due to lost opportunities, breach of contract, loss of goodwill and damage to their reputation due to the inability to use the $12,301,113. Additional claims for an unspecified amount of punitive damages, consequential damages and incidental damages were asserted. On November 9, 1998, the Company entered into a Settlement

                                WESTERN BANCORP

NOTE 11--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
Agreement and Mutual Release with the various plaintiffs in the PDI litigation, the terms of which are confidential pursuant to the agreement. The financial impact of this settlement has been included in the Consolidated Financial Statements.

    FIP LITIGATION. Financial Institution Partners, L.P. v. California Commercial Bankshares et al., is an action filed by Financial Institution Partners, L.P. (collectively with its purported assignee, Hovde Capital, Inc., "FIP") on December 19, 1996 in the United States District Court for the Central District of California. The dispute arose from the purchase by FIP in December 1995 of 288,888 shares of common stock of CCB (the "Initial Shares") in a private placement at $6.75 per share ($1,949,994 in the aggregate), and FIP's agreement to purchase an additional 266,659 shares of common stock of CCB ("CCB Common Stock") on or prior to May 5, 1996, subject to satisfaction of certain closing conditions, including the receipt of required regulatory approval, if any.

    FIP informed CCB on April 30, 1996 that it had been informed that no regulatory approval was required for the purchase of additional shares of common stock of CCB. Nevertheless, FIP did not purchase any additional shares of CCB Common Stock pursuant to the agreement and has alleged, among other things, that CCB failed to cooperate fully in the due diligence review of CCB that FIP alleges was a condition precedent to its purchase of those additional shares. On June 11, 1996, FIP requested that CCB either (a) amend the agreement to allow FIP until December 31, 1996 to purchase additional shares of CCB Common Stock at an increased purchase price based upon the earnings of CCB from June 1, 1996 through November 30, 1996, or (b) repurchase the Initial Shares for an amount equal to the purchase price, plus $6.00 per share, plus 9 percent interest, plus FIP's legal, accounting and due diligence expenses. On June 28, 1996, CCB informed FIP that its rights to purchase additional shares had expired under the terms of the parties' agreement and declined either to amend the agreement or repurchase the Initial Shares.

    On December 19, 1996, FIP filed a complaint in the United States District Court for the Central District of California against CCB, NBSC and certain of their respective officers and directors alleging claims for breach of contract (declaratory relief and specific performance), violation of the Securities Exchange Act and Rule 10b-5 thereunder, intentional misrepresentation, negligent misrepresentation, suppression of fact and breach of contract (rescission, restitution and damages). On August 20, 1997, FIP filed a Third Amended Complaint adding the Company as a defendant and alleging additional claims for breach of contact (right of first refusal) and civil violation of California Penal Code Section 496. The complaint seeks rescission of FIP's purchase of the Initial Shares, consequential damages in excess of $1,650,000 and punitive damages. In the alternative, FIP seeks a declaratory judgment requiring CCB to sell an additional 266,659 shares to FIP at $6.75 per share if FIP determines it wishes to purchase such shares and requiring CCB and the Company to comply with the terms of the agreement, which FIP contends provides it with a right of first refusal as to any offers by defendants of shares of CCB Common Stock in an amount necessary to maintain FIP's agreed beneficial ownership interest in CCB. FIP's complaint does not specify which company's stock it believes it currently has a right of refusal to purchase, or whether the number of shares it believes it has a right, or right of first refusal, to purchase is subject to adjustment as a result of the CCB Merger.

    In an order dated June 30, 1998, the court dismissed FIP's claim to an ongoing right of first refusal in CCB Common Stock and/or Company Common Stock. The Company's management considers FIP's remaining claims to be without merit. The action has been scheduled for trial in the third quarter of 1999.

                                WESTERN BANCORP

NOTE 11--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
  FIRST PENSION LITIGATION

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

    EVANS ACTION. Evans v. Home Bank et al., is a suit brought by the receiver for First Pension and related entities in the Central District of California based on the same allegations as in the Rousseau Action (the "Evans Action"). The receiver alleges that NBSC and Monarch improperly delegated their respective fiduciary duties as a custodian of pension funds to First Pension and failed to ensure that all pension assets were transferred to the successor custodian. Plaintiffs did not allege a specific damage claim against NBSC or Monarch.

    ZWICK ACTION. Beverly Zwick v. Monarch Bank et al., is a class action brought in the San Diego Superior Court (the "Zwick Action"). The plaintiffs are a class of investors whose funds were deposited by First Pension in custodial accounts held at Monarch. The plaintiffs stated claims for negligence, fraud and aiding and abetting constructive fraud against Monarch and the Company. Plaintiffs claim that Monarch knew or should have known that principals of First Pension were periodically stealing funds from the custodial accounts through transferring authorized withdrawals to bogus accounts from which the funds were eventually stolen. The damages alleged by the plaintiffs exceed $2,000,000.

    SETTLEMENT. On February 13, 1998, the Company entered into a Settlement Agreement and Mutual Release, pursuant to which the Company and SCB, as successors to Monarch and NBSC, were released from all claims raised in the Rousseau Action, the Evans Action and the Zwick Action and the Company has paid $1.1 million to be allocated among the various plaintiffs. The impact of this settlement has been included in the foregoing Consolidated Financial Statements.

  SMART CLOTHES LITIGATION

    Smart Clothes, Inc. v. World Trade Bank, et al., is an action arising from a lending relationship which originated between World Trade Bank ("WTB") and Smart Clothes, Inc. ("Smart Clothes"). BKLA acquired the relationship as a result of its acquisition of WTB on November 15, 1995. Plaintiffs asserted seven causes of action, including (1) breach of loan agreement; (2) promissory estoppel; (3) intentional misrepresentation and concealment; (4) negligent misrepresentation and concealment; (5) rescission of guarantee; (6) reformation; and (7) interference with contractual relations. Plaintiffs sought damages of at least $30,000,000, based upon claims of lost profits.

    On October 23, 1998, BKLA entered into a settlement agreement and mutual release with plaintiffs; the terms which are confidential pursuant to the agreement. The impact of this settlement has been included in the Consolidated Financial Statements.

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

                                                                          YEARS ENDED DECEMBER
                                                                                  31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Balance at the beginning of the period..................................  $   4,802  $  10,097
New loans...............................................................      6,315      3,869
Repayments..............................................................     (2,848)    (7,538)
Changes due to officer/director resignations............................     (7,815)    (1,626)
                                                                          ---------  ---------
Balance at the end of the period........................................  $     454  $   4,802
                                                                          ---------  ---------
                                                                          ---------  ---------

    In addition to the $454,000 of related party loans outstanding at December 31, 1998, there were $101,000 in undisbursed commitments. In addition to the repayments of $2,848,000 during 1998 there is a decrease of $7,815,000 due to a reduction in the number of related parties due to the BKLA Acquisition and PNB Merger. In addition, principal officers and directors in the aggregate had $3.3 million in deposits with the Banks at December 31, 1998.

    On January 1, 1996, the Company engaged one of its directors, who did not stand for reelection at the 1998 meeting of shareholders, as a financial advisor. The engagement agreement provides for a monthly fee of $3,000 plus expenses beginning January 1, 1996. The agreement may be terminated by either the Company or the director upon 30 days written notice.

    Belle Plaine Partners, Inc. and Belle Plaine Financial, L.L.C. are entities related to a director of the Company. Belle Plaine Partners, Inc. serves as financial advisor to the Company under an engagement letter dated May 17, 1995. The agreement may be terminated by either party upon 30 days written notice. In that capacity, Belle Plaine Partners, Inc. was paid fees of approximately $1.4 million for evaluating and identifying potential acquisitions including the acquisition of Western which closed September 30, 1996. The Company also paid Belle Plaine Partners, Inc. fees of approximately $1.35 million and $1.8 million in connection with the CCB Merger and SCB Merger, respectively. In 1998, the Company paid Belle Plaine Partners, Inc. $2.7 million in connection with the SMB Acquisition. In early 1999 the Company paid Belle Plaine Partners, Inc. $711,000 and $753,000 in connection with the BKLA Acquisition and the PNB Merger, respectively. These amounts were accrued as of December 31, 1998. Belle Plaine Financial, L.L.C. was engaged by the Company to raise capital to consummate the acquisition of Western. Belle Plaine Financial, L.L.C. was paid $863,000 for its services and was reimbursed for expenses incurred in the course of that engagement. In addition Belle Plaine Financial, L.L.C. assisted in the raising of capital for the Company in connection with the SMB Acquisition for which it did not receive a fee.

    As part of the cost of raising equity in September of 1995, 48,400 warrants were issued to parties related to Belle Plaine Partners, Inc., including 40,425 to then directors of the Company. The exercise price of $13.77 was 20% higher than the price at which the equity was raised. As part of the cost of the equity raised in 1996 for the Western Acquisition, 92,275 warrants were issued to parties related to Belle Plaine Partners, Inc., including 33,557 to the Company's largest shareholder and 28,089 to a director of the Company. The exercise price of $16.83 was 20% higher than the price at which the equity was raised.

                                WESTERN BANCORP

NOTE 12--RELATED PARTY TRANSACTIONS (CONTINUED)
    The lease for one of SMB's branches is with American West Associates, a general partnership consisting of, among others, former directors of BKLA. In the opinion of management, the terms of this lease are no less favorable to SMB than a similar lease with an unrelated third party.

    Scott Burford, the president of Burford Capital and son of the former Chairman of BKLA, provided consulting services to BKLA through GBS Financial in connection with the BKLA Acquisition. GBS Financial entered into an agreement with BKLA pursuant to which GBS Financial received a fee of $700,000 for its services in connection with the acquisition of BKLA, which was paid to GBS Financial upon consummation of the BKLA Acquisition.

NOTE 13--BENEFIT PLANS

    On May 16, 1995, the Board of Directors of the Company approved the 1995 Directors Deferred Compensation Plan which was approved by shareholders on July 17, 1995. This plan is effective for fees earned on and after July 1, 1995. No compensation has been awarded under this plan.

    During 1992 the Company adopted an employee stock ownership and salary deferral plan ("KSOP"). No contributions were made by the Company to the KSOP in 1997 and 1996. In September of 1996 the Company froze the KSOP and recorded a related expense of approximately $189,000 for repayment of a loan and other expenses. The loan was classified in other liabilities as of December 31, 1996 and was paid off in January of 1997.

    Each of Monarch, Western, NBSC, SCB, Santa Monica Bank, BKLA and PNB had 401(k) plans covering substantially all employees. Amounts contributed to such plans by such banks and charged to expense were approximately $752,000, $414,000 and $374,000 in 1998, 1997 and 1996, respectively. The Company has merged such 401(k) plans into a single plan.

    In 1987, CCB purchased cost recovery life insurance with aggregate death benefits in the amount of $2,473,000 on the lives of the senior management participants. The Company, as successor to CCB, is the sole owner and beneficiary of such policies, which were purchased to fund CCB's obligation under separate deferred compensation arrangements. The cash surrender values of these policies, classified as other assets, at December 31, 1998 and 1997 were $1,429,000 and $1,415,000, respectively, and the obligation under deferred compensation agreements, classified as other liabilities, were $623,000 and $568,000, respectively.

    The Company, as successor to SC Bancorp, has established deferred compensation plans which permit certain directors and management employees to defer portions of their compensation and earn interest at a predetermined amount above a specified interest rate index on the deferred amounts. Expense incurred on deferred balances was approximately $172,000, $220,000, and $177,000 in 1998, 1997 and 1996, respectively. The deferred compensation liability at December 31, 1998 and 1997 was approximately $1.7 million and $1.9 million, respectively, of which $763,000 and $938,000, respectively, represented principal, and was classified with other liabilities in the accompanying consolidated balance sheets. Approximately $921,000 and $932,000 represented accrued interest payable at December 31, 1998 and 1997, respectively, and was also classified as other liabilities in the accompanying consolidated balance sheets. In conjunction with the plans, the Company purchased life insurance policies on the participants with the Company as beneficiary. The cash surrender values of the life insurance policies were included in other assets in the accompanying consolidated balance sheets and totaled approximately $4.4 million and $3.9 million at December 31, 1998 and 1997, respectively.

                                WESTERN BANCORP

NOTE 13--BENEFIT PLANS (CONTINUED)
    As part of the BKLA Acquisition, SMB inherited certain life insurance policies related to former BKLA officers and directors who are no longer affiliated with the Company. These policies had a cash surrender value of $1.5 million at December 31, 1998 and 1997 and all obligations associated with these policies had been paid off prior to the BKLA Acquisition.

  POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

    SMB provides post-retirement health care benefits to some former and current Santa Monica Bank employees. Employees hired before January 1, 1992 are eligible for retiree medical and dental benefits when they reach age 65 or at age 62 with 15 years of service. Employees hired during calendar year 1992 are eligible for retiree medical and dental benefits when they reach age 62 with at least 15 years of service. Employees hired on or after January 1, 1993 are not eligible for retirement benefits. A person with a title of Director for 5 years immediately before the date of retirement will automatically qualify for benefits regardless of the person's age at retirement.

    The health care benefits for retirees and eligible dependents are the same as for active employees and subject to the same limitations and exclusions. The maximum monthly employer contribution for single retirees is $300 and retirees with dependents is $600. The cost of such benefits, which are primarily health care, is recognized in the financial statements throughout an employee's service. The components of periodic net benefit cost, the change in benefit obligation and the change in plan assets for 1998 using a discount rate of 6.75 percent are as follows:

                                                                            YEAR ENDED
                                                                         DECEMBER 31, 1998
                                                                         -----------------
                                                                          (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost.........................................................      $      73
  Interest cost........................................................            185
                                                                                ------
    Total expense......................................................      $     258
                                                                                ------
                                                                                ------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at the beginning of the year......................      $   3,043
  Service cost.........................................................             73
  Interest cost........................................................            185
  Actuarial gain.......................................................           (816)
  Benefits paid........................................................           (101)
                                                                                ------
  Benefit obligation at the end of the year............................      $   2,384
                                                                                ------
                                                                                ------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at the beginning of the year...............      $      --
  Employer contribution................................................            101
  Benefits paid........................................................           (101)
                                                                                ------
  Fair value of plan assets at the end of the year.....................      $      --
                                                                                ------
  Funded status........................................................      $   2,384
  Unrecognized cumulative gains........................................            816
                                                                                ------
  Accrued post retirement benefit cost.................................      $   3,200
                                                                                ------
                                                                                ------

                                WESTERN BANCORP

NOTE 13--BENEFIT PLANS (CONTINUED)
    For measurement purposes, a 10% annual rate of increase in the cost of health care benefits was assumed for 1999 decreasing gradually to 3.75% in 2012 and thereafter.

    The effect of a one-percentage-point change in assumed medical cost trend rates would have the following effects:

                                                              ONE PERCENTAGE     ONE PERCENTAGE
                                                              POINT INCREASE     POINT DECREASE
                                                             -----------------  -----------------
                                                                        (IN THOUSANDS)
Effect on total service and interest cost components.......      $      --          $      --
Effect on post retirement benefit obligation...............      $      22          $     (19)

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

    The Company had the following commitments to extend credit at December 31:

                                                                           AT DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Loan commitments......................................................  $  667,591  $  371,974
Standby letters of credit.............................................      13,857      15,482
                                                                        ----------  ----------
                                                                        $  681,448  $  387,456
                                                                        ----------  ----------
                                                                        ----------  ----------

    In addition to the amounts above, approximately $17,978,000 and $7,450,000 in consumer credit card and overdraft commitments were outstanding as of December 31, 1998 and 1997. Loan commitment arrangements represent commercial lines of credit with variable interest rates determined at the time funds are drawn by adding an interest spread to an agreed upon index. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract; they generally have fixed expiration dates or other termination clauses and may require a fee. The total commitment amount generally represents future cash requirements. However, many commitments expire without being used. Standby letters of credit are conditional commitments issued by the Company to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

                                WESTERN BANCORP

NOTE 14--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED) FORWARD COMMITMENTS

    SCB enters into financial arrangements to mitigate the exposure to fluctuating interest rates in the origination and selling of mortgage loans. These financial instruments include commitments to fund mortgage loans and mandatory forward commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk. Interest rate risk is managed by SCB by entering into loan sale agreements with investment bankers and with investors meeting the credit standards of SCB. At any time, the exposure to SCB, in the event of default by the counterparty under a mandatory forward commitment, is the difference between the contract price and current market value.

    Until a rate commitment is extended by SCB to a mortgage broker/borrower, there is no interest rate risk to SCB. SCB reduces interest rate exposure by limiting these rate commitments to varying periods of less than sixty days. Loans in process for which interest rates were committed to the mortgage broker/ borrower totaled $60,923,000 as of December 31, 1998. These commitments, as well as $43,736,000 of uncommitted mortgage loans held for sale, are hedged by mandatory forward commitments.

    At December 31, 1998 and 1997, SCB had $73,500,000 and $56,000,000,
respectively, of mandatory forward commitments to sell whole loans relating to the unfunded pipeline of rate-locked loans and loans held for sale not committed to investors. Gains and losses on mandatory forward commitments are realized in the period the commitment is terminated. Unrealized gains and losses on forward commitments are included in the lower of cost or market valuation for loans held for sale. At December 31, 1998, the unrealized loss on the Bank's mandatory forward commitments was $116,000. The Bank has also $84,989,000 of loans that have been funded and pending purchase by an investor at December 31, 1998 and $59,592,000 at December 31, 1997.

  INTEREST RATE SWAPS

    As a result of the PNB Merger, SCB is now party to an interest rate swap agreement with a total notional principal amount of $20,000,000. Management entered into the agreement to reduce the impact of decreasing interest rates on its balance sheet. The agreement effectively transfers interest rate risk on a portion of the excess of interest bearing assets over interest bearing liabilities. The agreement provides for SCB to pay a variable rate of prime on the notional amount with the counterparty paying a fixed rate. The agreement terminates in April 2000 and requires SCB to maintain collateral with the counterparty totaling 2% of the notional amount. In accordance with the agreement, approximately $400,000 of securities was pledged at December 31, 1998 by SCB. For the years ended December 31, 1998, 1997, and 1996, net interest income of $123,000, $10,000 and $37,000, respectively, from this swap agreement is included in interest income on loans in the consolidated statements of operations.

    Although the current asset/liability management philosophy of the Company does not include holding interest rate swap contracts for the management of interest rate risk, SCB has decided to maintain the swap agreement while revisiting the internal policy. This evaluation will result in either the termination of the agreement or a revision to the asset/liability policy to incorporate these types of interest-rate risk management vehicles.

    SCB, prior to the SCB merger, entered into two interest rate swap agreements with notional principal amounts of $50 million and $25 million. These agreements were intended to mitigate interest rate fluctuations on SCB's floating rate loan portfolio. In January 1997 the swap with the notional principal amount of $25 million matured. In conjunction with the SCB Merger, in the fourth quarter of 1997, the Company terminated the $50 million swap. The costs associated with the termination of the $50 million

                                WESTERN BANCORP

NOTE 14--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED) notional principal swap was $446,000 and is included in merger-related costs for the year ended December 31, 1997. For the years ended December 31, 1997 and 1996, net interest expense of $410,000 and $563,000, respectively, from these swap agreements is included in interest income on loans in the consolidated statements of operations.

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair

                                WESTERN BANCORP

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

  FINANCIAL LIABILITIES

    The carrying amounts of deposit liabilities payable on demand is considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of notes payable is based on rates currently available to the Company for debt with similar terms and remaining maturities. As notes payable re-price daily, the carrying value approximates fair value. The carrying amounts of other short-term borrowings and accrued interest payable are considered to approximate fair value.

  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material. The fair value of unfunded mortgage loan commitments is estimated by taking into account the rates being demanded on mortgage loans without the value of servicing. The fair value of portfolio loan commitments is based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparty credit standings. The fair value of the interest rate swap is estimated based on the present value of the payments currently being received over the swap's contractual life. Changes in the interest rate will have a significant effect on the swap's fair value.

                                WESTERN BANCORP

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The estimated fair value of financial instruments at December 31, 1998 and 1997 is summarized as follows:

                                                                                          CARRYING
                                                                                           VALUE       FAIR VALUE
                                                                                        ------------  ------------
                                                                                              (IN THOUSANDS)
DECEMBER 31, 1998
  Financial Assets:
    Cash and due from banks...........................................................  $    131,787  $    131,787
    Federal funds sold................................................................        92,752        92,752
    Securities........................................................................       365,084       365,084
    Loans and leases, net.............................................................     1,772,466     1,769,506
    Accrued interest receivable.......................................................        10,864        10,864
  Financial Liabilities:
    Deposits..........................................................................  $  2,172,269  $  2,176,604
    Borrowings........................................................................        23,722        23,722
    Accrued interest payable..........................................................         2,628         2,628
  Off-balance sheet financial instruments:
    Mandatory forward commitments.....................................................  $    --       $       (116)
    Mortgage loan commitments.........................................................       --                523
    Interest rate swap................................................................                         401
    Portfolio loan commitments........................................................       --               (201)

DECEMBER 31, 1997
  Financial Assets:
    Cash and due from banks...........................................................  $    135,287  $    135,287
    Federal funds sold................................................................       168,257       168,257
    Securities........................................................................       275,857       275,966
    Loans and leases, net.............................................................     1,218,132     1,216,437
    Accrued interest receivable.......................................................        10,710        10,710
  Financial Liabilities:
    Deposits..........................................................................  $  1,675,698  $  1,676,990
    Borrowings........................................................................        19,797        19,797
    Accrued interest payable..........................................................         3,012         3,012
  Off-balance sheet financial instruments:
    Mandatory forward commitments.....................................................  $    --       $       (286)
    Mortgage loan commitments.........................................................       --                345
    Interest rate swap................................................................       --                194
    Portfolio loan commitments........................................................       --               (178)

NOTE 16--REGULATORY MATTERS

    The Company and the Banks are subject to various regulatory capital requirements administered by Federal and State of California banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines

                                WESTERN BANCORP

NOTE 16--REGULATORY MATTERS (CONTINUED)
that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices, must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and the Banks were considered well-capitalized at December 31, 1998.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum ratios based on average and risk weighted assets as set forth below. Actual capital ratios for the Company and the Banks as of December 31, 1998 are also shown in the table:

                                                 REQUIREMENT                            ACTUAL
                                           ------------------------  ---------------------------------------------
                                           ADEQUATELY      WELL                                         COMPANY
                                           CAPITALIZED  CAPITALIZED     SMB        SCB      PACIFIC   CONSOLIDATED
                                           -----------  -----------  ---------  ---------  ---------  ------------
                                            (GREATER THAN OR EQUAL
                                                     TO)
Tier 1 risk-based capital ratio..........       4.00%        6.00%      10.15%      9.35%     13.91%       10.20%
Total risk-based capital.................       8.00%       10.00%      11.40%     10.49%     15.04%       11.45%
Tier 1 leverage capital ratio............       4.00%        5.00%       8.45%      8.76%     10.49%        8.83%

NOTE 17--CONDENSED (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
CONDENSED BALANCE SHEETS
Assets:
  Cash and due from banks.................................................................  $    1,932  $      785
  Loans, net..............................................................................       1,008       1,285
  Other real estate owned.................................................................          83          83
  Investments in subsidiaries.............................................................     351,826     189,519
  Other investments.......................................................................         975       1,000
  Other assets............................................................................       4,426       3,493
                                                                                            ----------  ----------
    Total assets..........................................................................  $  360,250  $  196,165
                                                                                            ----------  ----------
Liabilities:
  Note payable............................................................................  $    1,000  $    7,080
  Other liabilities.......................................................................       7,175       4,379
                                                                                            ----------  ----------
    Total liabilities.....................................................................       8,175      11,459
Shareholders' equity......................................................................     352,075     184,706
                                                                                            ----------  ----------
    Total liability and shareholders' equity..............................................  $  360,250  $  196,165
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                WESTERN BANCORP

NOTE 17--CONDENSED (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
CONDENSED STATEMENT OF OPERATIONS
Interest income..................................................................  $     196  $      79  $     301
Management fees..................................................................     --            510        527
Gain on sale of loans............................................................     --            229     --
Dividend income from subsidiaries................................................     72,400     14,000     --
Other income.....................................................................         81     --         --
                                                                                   ---------  ---------  ---------
  Total income...................................................................     72,677     14,818        828
                                                                                   ---------  ---------  ---------
Interest expense.................................................................        394        730        465
Merger costs.....................................................................      8,308      9,537     --
Other expense....................................................................      4,640      2,823      2,020
                                                                                   ---------  ---------  ---------
  Total expense..................................................................     13,342     13,090      2,485
                                                                                   ---------  ---------  ---------
  Income (loss) before income taxes and equity in undistributed earnings of
    subsidiaries.................................................................     59,335      1,728     (1,657)
Income taxes.....................................................................     (3,181)    (1,857)      (846)
                                                                                   ---------  ---------  ---------
Income (loss) before equity in undistributed earnings of subsidiaries............     62,516      3,585       (811)
Equity in undistributed income (distribution in excess of income) of
  subsidiaries...................................................................    (42,360)     8,328     14,357
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  20,156  $  11,913  $  13,546
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                -----------  ---------  ----------
                                                                                          (IN THOUSANDS)
CONDENSED STATEMENT OF CASH FLOWS
Net income....................................................................  $    20,156  $  11,913  $   13,546
Gain on sale of loans.........................................................      --            (229)     --
Change in other assets........................................................         (886)      (701)     (1,034)
Change in other liabilities...................................................        2,796       (337)        982
Subsidiary dividends in excess of undistributed earnings of subsidiaries......       42,360     (8,328)    (14,357)
Other operating activities....................................................          (21)       295         346
                                                                                -----------  ---------  ----------
  Cash flows provided by (used in) operating activities.......................       64,405      2,613        (517)
                                                                                -----------  ---------  ----------

Acquisition of Santa Monica Bank, including acquisition costs.................     (117,831)    --          --
Acquisition of Western Bank, including acquisition costs......................      --          --         (53,154)
Proceeds from sale of loans...................................................      --             332       4,924
Increase in investment in subsidiaries........................................       (1,143)    --          --

                                WESTERN BANCORP

NOTE 17--CONDENSED (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                -----------  ---------  ----------
                                                                                          (IN THOUSANDS)
Other investing activities....................................................          277     (2,108)       (738)
                                                                                -----------  ---------  ----------
  Cash flows provided by (used in) investing activities.......................     (118,697)    (1,776)    (48,968)
                                                                                -----------  ---------  ----------
Proceeds from issuance of common stock, net of issuance costs, and from
  exercise of common stock options and warrants...............................       70,462      2,470      42,625
Repurchases of common stock...................................................          (29)      (849)     --
Dividends paid................................................................       (8,914)    (2,722)     --
Issuance (repayments) of debt.................................................       (6,080)    (6,270)     11,000
Other financing activities....................................................      --            (420)       (259)
                                                                                -----------  ---------  ----------
  Cash flows provided by (used in) financing activities.......................       55,439     (7,791)     53,366
                                                                                -----------  ---------  ----------
Net increase (decrease) in cash...............................................        1,147     (6,954)      3,881
Cash beginning of the year....................................................          785      7,739       3,858
                                                                                -----------  ---------  ----------
Cash end of the year..........................................................  $     1,932  $     785  $    7,739
                                                                                -----------  ---------  ----------
                                                                                -----------  ---------  ----------

NOTE 18--STOCK OPTION PLAN AND WARRANTS

    At the time of the CCB Merger, all outstanding stock options of CCB were converted into stock options of the Company at an exchange rate of 1-for-1. At the time of the SCB Merger, all outstanding stock options of SC Bancorp were converted into shares of Company Common Stock based upon the difference, if positive, between $14.25 and the exercise price of each SC Bancorp option divided by $31.28. 246,401 options were converted into shares of Company Common Stock as a result of the SCB Merger. At the time of the BKLA Acquisition, all outstanding stock options of BKLA were converted into shares of Company Common Stock based on the difference, if positive, between $18.00 and the exercise price of each BKLA Option divided by $42.61. 81,215 options were converted into shares of Company Common Stock as a result of the BKLA Acquisition. At the time of the PNB Merger, all outstanding options of PNB were converted into stock options of the Company at an exchange rate of 1-for-1. The following disclosures reflect the combination of the Company, CCB, SC Bancorp BKLA and PNB stock option data.

    The Company has a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan authorizes grants of options to purchase shares of authorized but un-issued Company Common Stock. Stock options are granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Qualified stock options typically have 5-year terms and vest over a three year period from the date of grant. The Company's non-qualified stock options ("NQSO") typically have 5-year and 10-year terms and vest over a three year period from the date of grant. As of December 31, 1998, of the 1,000,000 options then authorized for grant, there were 656,554 options available for grant under the Plan. SCB's NQSO had 10-year terms and vested over a five year period from the date of grant. All of SC Bancorp's NQSO vested at the SCB Merger and were converted into shares of Company Common Stock. In addition, during 1997 the Company issued 19,803 options outside of the Plan to certain officers and directors of the Company at an exercise price less than the Company Common Stock's fair market value at the date of grant resulting in

                                WESTERN BANCORP

NOTE 18--STOCK OPTION PLAN AND WARRANTS (CONTINUED) compensation expense of $254,000 included in merger costs. The following table summarizes the activity relating to the Company's stock options for the years indicated.

                                                     1998                      1997                       1996
                                           ------------------------  ------------------------  --------------------------
                                                         WEIGHTED                  WEIGHTED                   WEIGHTED
                                                          AVERAGE                   AVERAGE                    AVERAGE
                                            NUMBER OF    EXERCISE     NUMBER OF    EXERCISE     NUMBER OF     EXERCISE
                                             SHARES        PRICE       SHARES        PRICE       SHARES         PRICE
                                           -----------  -----------  -----------  -----------  -----------  -------------
Options outstanding at beginning of
  year...................................     956,710    $   13.16      978,126    $    8.62      835,100     $    7.23
Options granted..........................     149,436        28.34      459,072        19.50      279,922         13.12
Options exercised........................    (265,797)        4.59     (221,666)        4.84      (88,667)         5.51
Options forfeited........................     (48,815)       24.45      (12,304)       12.29       (4,281)        13.77
Options converted to shares related to
  mergers................................    (135,020)       17.13     (246,401)       13.70       --            --
Options expired..........................      (6,115)        8.47         (117)       13.77      (18,948)        11.86
Options cancelled........................      --           --           --           --          (25,000)         5.83
                                           -----------               -----------               -----------
Options outstanding at end of year.......     650,399    $   18.54      956,710    $   13.16      978,126     $    8.62
                                           -----------               -----------               -----------
                                           -----------               -----------               -----------

  Options exercisable at end of year.....     400,521    $   12.29      369,598    $    6.22      586,004
                                           -----------               -----------               -----------
                                           -----------               -----------               -----------
Weighted average grant date fair value of
  options granted during the year........                $    7.35                 $    7.28                  $    8.25
                                                        -----------               -----------                    ------
                                                        -----------               -----------                    ------

    The fair market value of options granted during 1998, 1997 and 1996 was estimated using the Black-Scholes option-pricing model. The following assumptions were incorporated into the valuation calculation: (i) an option contract life of 2 1/2 to 10 years, (ii) a stock price volatility of 40% based on daily market prices for the preceding five year period, (iii) dividends of $0.90 per share per annum, and (iv) a risk-free interest rate of 5.2% to 7.9%.

    The table below provides the range of exercise prices, weighted-average exercise prices and weighted-average remaining contractual lives for options outstanding at December 31, 1998.

                                                       WEIGHTED-AVG.
                                           NUMBER        REMAINING    WEIGHTED-AVG.     NUMBER      WEIGHTED-AVG.
                                       OUTSTANDING AT   CONTRACTUAL     EXERCISE      EXERCISABLE     EXERCISE
RANGE OF EXERCISE PRICES                  12/31/98         LIFE           PRICE       AT 12/31/98       PRICE
-------------------------------------  --------------  -------------  -------------  -------------  -------------
                                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
$3.04 to $10.00......................       260,890       7.5 years     $    8.61        260,890      $    8.61
$13.77 to $19.64.....................       148,576       7.2 years         15.06         92,891          14.97
$25.00 to $29.88.....................        38,638       8.8 years         25.39         36,638          25.14
$31.75 to $33.00.....................       202,295       4.2 years         32.55         10,102          36.04
                                            -------                                  -------------
$3.04 to $33.00......................       650,399       6.5 years     $   18.54        400,521      $   12.29
                                            -------                                  -------------
                                            -------                                  -------------

    The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock option plans

                                WESTERN BANCORP

NOTE 18--STOCK OPTION PLAN AND WARRANTS (CONTINUED) in the consolidated financial statements. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share for 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT
                                                                     PER SHARE AMOUNTS)
                                                               -------------------------------
Net Income:
  As reported................................................  $  20,156  $  11,913  $  13,546
  Pro forma..................................................     18,595     10,835     13,210
Basic net income per share
  As reported................................................       1.00       0.83       1.18
  Pro forma..................................................       0.93       0.75       1.15
Diluted net income per share
  As reported................................................       0.98       0.79       1.14
  Pro forma..................................................       0.90       0.72       1.11

    The pro forma amounts shown above may not be representative of the effects on reported net income for future periods.

    In connection with the BKLA Acquisition, the Company issued 156,116 warrants to acquire Company Common Stock to holders of warrants to acquire common stock of BKLA based on the exchange ratio of 0.4224 used in the BKLA Acquisition. At December 31, 1998, 1997 and 1996, there were also exercisable warrants outstanding of 140,675, 418,549 and 432,273, respectively, and the weighted average exercise price of those warrants exercisable was $15.81, $11.21 and $11.14, respectively. Of the warrants outstanding on December 31, 1998, 48,400 expire on September 30, 2000 and 92,275 expire on September 30, 2001.

                                WESTERN BANCORP

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                   QUARTERS ENDED:
                                                                     --------------------------------------------
                                                                      MAR 31,    JUN 30,     SEP 30,    DEC 31,
                                                                       1998        1998       1998        1998
                                                                     ---------  ----------  ---------  ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income....................................................  $  42,616  $   46,591  $  46,707  $   45,714
Interest expense...................................................     11,652      12,401     12,410      12,057
                                                                     ---------  ----------  ---------  ----------
Net interest income................................................     30,964      34,190     34,297      33,657
Provision for loan and lease losses................................        300         350        375         300
                                                                     ---------  ----------  ---------  ----------
Net interest income after provision for loan and lease losses......     30,664      33,840     33,922      33,357
Other income.......................................................      9,159      11,101     11,582      13,014
Merger costs.......................................................     --             (79)       (60)    (17,799)
Goodwill amortization..............................................     (2,073)     (2,725)    (2,722)     (2,732)
Other expenses.....................................................    (23,025)    (24,907)   (24,278)    (29,750)
                                                                     ---------  ----------  ---------  ----------
Income (loss) before income taxes..................................     14,725      17,230     18,444      (3,910)
Income taxes.......................................................      6,776       8,124      8,830       2,603
                                                                     ---------  ----------  ---------  ----------
Net income (loss)..................................................  $   7,949  $    9,106  $   9,614  $   (6,513)
                                                                     ---------  ----------  ---------  ----------
                                                                     ---------  ----------  ---------  ----------

Shares outstanding
  Basic............................................................   18,568.6    20,451.9   20,548.3    20,741.3
  Diluted..........................................................   19,232.6    21,127.2   21,110.5    21,065.4
Net income per share:
  Basic............................................................  $    0.43  $     0.45  $    0.47  $    (0.31)
  Diluted..........................................................  $    0.41  $     0.43  $    0.46  $    (0.31)
Dividends per common share declared and paid.......................  $    0.15  $     0.15  $    0.15  $    0.225
Common stock price range:
  High.............................................................  $   43.50  $    47.88  $   43.13  $    33.56
  Low..............................................................  $   30.75  $    39.50  $   28.88  $    25.50

                                WESTERN BANCORP

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                                   QUARTERS ENDED:
                                                                    ----------------------------------------------
                                                                     MAR 31,     JUN 30,     SEP 30,      DEC 31
                                                                       1997        1997        1997        1997
                                                                    ----------  ----------  ----------  ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income...................................................  $   30,122  $   32,835  $   34,329  $   35,023
Interest expense..................................................       8,670       9,239       9,603       9,821
                                                                    ----------  ----------  ----------  ----------
Net interest income...............................................      21,452      23,596      24,726      25,202
Provision for loan and lease losses...............................         885       1,120       1,295         780
                                                                    ----------  ----------  ----------  ----------
Net interest income after provision for loan and lease losses.....      20,567      22,476      23,431      24,422
Other income......................................................       6,263       6,643       6,956       7,574
Merger costs......................................................         (66)     (3,404)     --         (10,731)
Goodwill amortization.............................................        (666)       (706)       (707)       (705)
Other expenses....................................................     (18,679)    (19,560)    (19,287)    (19,076)
                                                                    ----------  ----------  ----------  ----------
Income before income taxes........................................       7,419       5,449      10,393       1,484
Income taxes......................................................       3,111       3,183       4,069       2,469
                                                                    ----------  ----------  ----------  ----------
Net income (loss).................................................  $    4,308  $    2,266  $    6,324  $     (985)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

Shares outstanding
  Basic...........................................................    13,911.6    14,512.7    14,546.2    14,744.8
  Diluted.........................................................    14,499.2    15,157.1    15,293.1    15,391.1

Net income per share:
  Basic...........................................................  $     0.31  $     0.16  $     0.43  $    (0.07)
  Diluted.........................................................  $     0.30  $     0.15  $     0.41  $    (0.07)
Dividends per common share declared and paid......................  $   --      $   --      $   --      $     0.15

Common stock price range:
  High............................................................  $    34.00  $    37.19  $    33.25  $    33.88
  Low.............................................................  $    19.13  $    28.63  $    28.63  $    29.88

NOTE 20--NET INCOME PER SHARE

    The following is a summary of the calculation of basic and diluted net income per share for the three years ended December 31, 1998, 1997 and 1996.

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
Net income...................................................  $  20,156  $  11,913  $  13,546
                                                               ---------  ---------  ---------
Weighted average shares outstanding..........................     20,085     14,431     11,517
Basic net income per share...................................       1.00  $    0.83  $    1.18
                                                               ---------  ---------  ---------
Weighted average shares outstanding..........................     20,085     14,431     11,517
Effect of dilutive stock options and warrants................        526        606        382
                                                               ---------  ---------  ---------
Diluted shares outstanding...................................     20,611     15,037     11,899
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Diluted net income per share.................................  $    0.98  $    0.79  $    1.14
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                                WESTERN BANCORP

NOTE 21--SEGMENT DATA

  SEGMENT INFORMATION

    The Company operates in two business segments: banking and mortgage banking. These segments are managed separately because each requires different levels of resources and serves different markets. The mortgage banking segment was acquired through the PNB Merger, which was consummated on December 30, 1998.

    The banking segment provides traditional banking services and products to the banking customers in the markets served by the Banks. These services and products include deposits, commercial loans, real estate loans, consumer loans, leases, and trust and escrow services. In addition, the Banks maintain investment portfolios consisting of different types of debt obligations and equity securities. The banking segment derives its income primarily from the interest it earns on loans and investments and fees for services provided. These revenues are offset by interest expense on deposits and borrowings. In addition, the banking segment provides for losses on loans and leases. The significant general and administrative expenses of the banking segment include salaries and benefits, occupancy, communications, professional services, data processing and regulatory assessments. Goodwill amortization, litigation settlement costs and merger costs are allocated to the banking segment as such expenses relate either to acquisitions of banking organizations or banking in general.

    The mortgage banking segment originates residential mortgage loans for sale to third parties which are funded by the banking segment on a servicing-released basis and derives its income from the gain on sale of loans and processing fees on the related loans. PNB Mortgage does not retain the servicing on the mortgage loans it sells. The gain on sale of loans, which is the main source of revenue for the mortgage banking segment, is offset by general and administrative expenses which include salaries and benefits, occupancy, and professional services. The mortgage banking segment provides for losses on sold loans to indemnify investors against losses stemming from recourse and breaches of representations or warranties.

    Income taxes are allocated to each segment based on their separate income or loss before income taxes. The Company evaluates segment performance based on net revenue of the segment. The Company does not allocate either the interest income on mortgage loans held for sale or the interest expense related to the cost of funds of the mortgage banking segment's originations. There are no other intersegment sales, revenues or transfers.

                                WESTERN BANCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21--SEGMENT DATA (CONTINUED)

    The following schedules reconcile significant portions, but not all, of both the banking and mortgage banking segments' financial information.

                                            1998                                  1997                           1996
                            ------------------------------------  ------------------------------------  ----------------------
                                        MORTGAGE    CONSOLIDATED              MORTGAGE    CONSOLIDATED              MORTGAGE
                             BANKING     BANKING      COMPANY      BANKING     BANKING      COMPANY      BANKING     BANKING
                            ---------  -----------  ------------  ---------  -----------  ------------  ---------  -----------
                                                                      (IN THOUSANDS)
Net interest income
  (excluding provision for
  loan and lease
  losses).................  $ 133,108   $  --        $  133,108   $  94,976   $  --        $   94,976   $  69,490   $  --
Provision for loan and
  lease losses............      1,325      --             1,325       4,080      --             4,080       2,671      --
Provision for losses on
  sold loans..............     --           1,701         1,701      --             276           276      --           1,080
Gain on sale of loans.....        717      15,292        16,009         716       9,584        10,300       1,128       7,249
Other non-interest
  income..................     21,304       7,543        28,847      11,797       5,339        17,136      11,232       3,880
Salaries and benefits.....     43,987      11,221        55,208      34,128       7,664        41,792      30,377       5,514
Depreciation and
  amortization............      5,025         261         5,286       3,285         179         3,464       3,037         155
Litigation settlements....      4,100      --             4,100      --          --            --             950      --
Merger related costs......     17,938      --            17,938      14,201      --            14,201      --          --
Income before taxes.......     40,535       5,954        46,489      20,410       4,335        24,745      15,408       2,739
Income taxes..............     23,832       2,501        26,333      11,011       1,821        12,832       3,451       1,150
Net income................     16,703       3,453        20,156       9,399       2,514        11,913      11,957       1,589
Additions to fixed
  assets..................     21,032         361        21,393       1,976         144         2,120       6,689         249
Total assets..............  $2,447,004  $ 138,876    $2,585,880   $1,797,241  $ 101,176    $1,898,417   $1,601,563  $  66,253


                            CONSOLIDATED
                              COMPANY
                            ------------

Net interest income
  (excluding provision for
  loan and lease
  losses).................   $   69,490
Provision for loan and
  lease losses............        2,671
Provision for losses on
  sold loans..............        1,080
Gain on sale of loans.....        8,377
Other non-interest
  income..................       15,112
Salaries and benefits.....       35,891
Depreciation and
  amortization............        3,912
Litigation settlements....          950
Merger related costs......       --
Income before taxes.......       18,147
Income taxes..............        4,601
Net income................       13,546
Additions to fixed
  assets..................        6,938
Total assets..............   $1,667,816

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

    At the Company's 1998 Annual Meeting held April 30, 1998, the following individuals were elected to the Company's Board of Directors: Aubrey L. Austin, Rice E. Brown, John M. Eggemeyer, William C. Greenbeck, Robert L. McKay, Hugh S. Smith, Jr., Mark H. Stuenkel, Matthew P. Wagner, and Dale E. Walter. Mr. Austin resigned from the Board of Directors as of September 30, 1998. Arnold C. Hahn, Executive Vice President and Chief Financial Officer of the Company, was appointed director in September 1998 to fill the vacancy created by Mr. Austin's resignation. Upon consummation of the BKLA Acquisition on October 23, 1998, Adriana M. Boeka was appointed to the Board of Directors of the Company. Upon consummation of the PNB Merger on December 30, 1998, Allen C. Barbieri was appointed to the Board of Directors. Mr. Barbieri resigned from the Board of Directors as of January 15, 1999, and on February 25, 1999 Bernard E. Schneider was appointed to the Board of Directors to fill the vacancy created by Mr. Barbieri's resignation. Also on February 25, 1999 Mr. David I. Rainer was appointed to the Board of Directors.

    The following table sets forth as to each individual nominated by the Board of Directors to stand for election to the Board of Directors of the Company at the 1999 Annual Meeting of Shareholders, such person's age, such person's position with the Company and the period during which such person has served as a director of the Company. Each director elected at the 1999 Annual Meeting of Shareholders will be elected to hold office until the next annual meeting of shareholders.

                                                                                                            DIRECTOR
                                                                                                              OF
                                                                                                            COMPANY
NAME                               AGE                         POSITION WITH COMPANY                        SINCE
---------------------------------  ---   -----------------------------------------------------------------  -------
Adriana M. Boeka.................   47   Director                                                            1998
Rice E. Brown....................   60   Director                                                            1988
John M. Eggemeyer................   53   Director                                                            1997
William C. Greenbeck.............   51   Director                                                            1997
Arnold C. Hahn...................   47   Director, Executive Vice President and Chief Financial Officer      1998
Robert L. McKay..................   68   Director                                                            1997
David I. Rainer..................   41   Director, President and Chief Executive Officer of SMB              1999
Bernard E. Schneider.............   52   Director                                                            1999
Hugh S. Smith, Jr................   68   Chairman and Director                                               1996
Mark H. Stuenkel.................   46   Director, President and Chief Executive Officer of SCB              1997
Matthew P. Wagner................   42   Director, President and Chief Executive Officer                     1996
Dale E. Walter...................   64   Director                                                            1996

    ADRIANA M. BOEKA has been a principal of the The Manex Group, a management consulting firm since 1995. Ms. Boeka served as Chairman of the Board of Bank of Los Angeles from October 1997 through October 1998 and Senior Vice President/Division Manager of Bank of California from 1987 through 1995.

    RICE E. BROWN, MSFS is a registered investment advisor, registered principal, President and a director of the firm Rice Brown Financial Services, Inc. which has been in business for over 35 years. His primary focus is in the area of money management using fee asset basis and estate planning. He is also the former President of the National Association of Life Underwriters, a Washington, D.C. based professional money management group.

    JOHN M. EGGEMEYER is an investor and advisor to financial institutions. From 1992 to 1994, Mr. Eggemeyer was a principal of Mabon Securities Corp., an investment bank. From 1990 to the present, Mr. Eggemeyer has been the President of Belle Plaine Partners, Inc. He is also the President of Castle Creek Capital L.L.C., a registered bank holding company, and Belle Plaine Financial L.L.C., a registered broker/dealer. He currently serves as a Director for each of the following companies: the Company, Rancho Santa Fe National Bank, and TCF Financial Corporation.

    WILLIAM C. GREENBECK, a developer and manager of industrial and commercial real property, has been a Managing General Partner of Downey Land Limited since 1975. Mr. Greenbeck served as a Director and Secretary of SC Bancorp from 1981 to 1997; he also served on the Board of SCB from 1982 to 1997 and from 1984 to 1997 served as its Secretary.

    ARNOLD C. HAHN has served as Executive Vice President and Chief Financial Officer of the Company since November 1996 and as director since September 1998. Mr. Hahn also serves on the Board of Directors of each of the Banks. Mr. Hahn served as Secretary of the Company from November 1996 to October 1997. Prior to joining the Company, Mr. Hahn spent 6 years as a Senior Vice President of Finance for U.S. Bancorp in Minneapolis, Minnesota. Prior to joining U.S. Bancorp, Mr. Hahn was a partner with Ernst & Young L.L.P.

    ROBERT L. MCKAY has been a private investor in Orange County, California since 1981 where he oversees his investments in venture capital and real estate. From 1966 to 1981, Mr. McKay was President of Taco Bell, Inc. From 1982 to 1997, Mr. McKay served as a Director of CCB.

    DAVID I. RAINER has served as President, Chief Executive Officer and Director of SMB since February 1999. Mr. Rainer has also served as a Director of the Company since February 1999. Mr. Rainer was appointed Executive Vice President of California United Bank in June 1992 and assumed the position of Chief Operating Officer in late 1992. He assumed the additional title of President of California United Bank in February 1994 and President and Chief Operating Officer of CU Bancorp in 1995, a position he held until joining SMB. He was elected to the Board of Directors of CU Bancorp and California United Bank in 1993. From July 1989 to June 1992, Mr. Rainer was employed by Bank of America (Security Pacific National Bank) where he was a Senior Vice President. From March 1989 to July 1989 Mr. Rainer was a Senior Vice President with Faucet & Company. From July 1982 to March 1989, Mr. Rainer was employed by Wells Fargo Bank, where he held the positions of Vice President and Manager.

    BERNARD E. SCHNEIDER was appointed to the Board of Directors of the Company in February 1999. Mr. Schneider is a partner and an attorney with the international law firm of McDermott, Will and Emery, joining the firm in September 1993. Mr. Schneider was Chairman of the Board of PNB from 1996 to 1998 and of Pacific from 1993 to 1998.

    HUGH S. SMITH, JR. currently serves as the Chairman of the Board of the Company, Chairman of the Board of SCB and director of SMB. From September 1996 to December 1997, Mr. Smith also served as Chief Executive Officer of the Company. Prior to September 30, 1996, Mr. Smith was Chairman of the Board and Chief Executive Officer of Western Bank, a position he held for 23 years.

    MARK H. STUENKEL currently serves as a director of the Company and President and Chief Executive Officer of SCB and is a member of the Board of Directors of SCB. Mr. Stuenkel joined NBSC as a Senior Credit Officer in 1982. In 1988, he was named President of NBSC and in 1997 was named to the additional position of Chief Executive Officer. Mr. Stuenkel also served as Senior Vice President of CCB from 1982 to 1991 and as Executive Vice President from 1991 to 1997. Prior to joining CCB and NBSC in 1982, Mr. Stuenkel held various positions with Security Pacific National Bank.

    MATTHEW P. WAGNER currently serves as a director and the President and Chief Executive Officer of the Company. In February 1997, Mr. Wagner was appointed to the post of President of the Company, and in December 1997 he was appointed Chief Executive Officer of the Company. Mr. Wagner also serves on the Board of Directors of each of the Banks. In October 1996, Mr. Wagner was elected President and Chief Executive Officer of Western Bank, positions he held until January 1998. Prior to joining the Company in 1996, Mr. Wagner was an Executive Vice President with U.S. Bancorp in Minneapolis, Minnesota since 1991 and Senior Vice President since 1985.

    DALE E. WALTER has over 35 years of banking experience having served as Chief Executive Officer of several Southern California independent banks. Mr. Walter served as President and Chief Executive Officer of the Bank of Industry from 1980 to June 1992; as Chairman and Chief Executive Officer of Commerce Bancorp from January 1993 to July 1994; and as President and Chief Executive Officer of Guardian Bank from October 1994 to February 1995. From February 1996 to the present, Mr. Walter has operated a wholesale golf travel company. Mr. Walter currently serves as a Director of First Community Bank of the Desert.

COMMITTEES OF THE BOARD OF DIRECTORS

    During 1998, the Board of Directors of the Company held sixteen (16) meetings. All Directors attended at least 75 percent of the Board meetings of the Company during the time they were directors of the Company.

  AUDIT COMMITTEE

    As of the date hereof, the Audit Committee of the Board of Directors consists of Adriana M. Boeka, Rice E. Brown, John M. Eggemeyer, William C. Greenbeck, Robert L. McKay, Bernard E. Schneider, and Dale E. Walter. The Audit Committee recommends to the Board of Directors for its approval a certified public accounting firm to conduct the Company's annual audit. The Audit Committee will also (i) confer from time to time with the Company's certified public accountants regarding their audit work and the details thereof, (ii) review management letters of the Company's certified public accounting firm,
(iii) meet and consult with the Company's executive and financial officers to discuss accounting policies, (iv) review staffing of the Company's accounting and financial departments and make recommendations to the Board of Directors relating to these departments, and (v) provide assistance and recommendations to the Board of Directors with respect to the general financial needs, policies and practices of the Company. The Audit Committee had ten (10) meetings in 1998.

  TRUST EXECUTIVE COMMITTEE

    As of the date hereof, the Trust Executive Committee of the Board of Directors consists of John M. Eggemeyer, William C. Greenbeck, David I. Rainer, Hugh S. Smith Jr., Matthew P. Wagner, and Mark H. Stuenkel. The Trust Committee's primary responsibility is to review and approve the administration of the fiduciary responsibilities of SMB in the operation of its Trust Department and to ensure sound banking practices in the operation of the Trust Department. The Trust Committee also (i) appointed a Trust Administration and Investment Committee to oversee real and personal property held in fiduciary capacity, (ii) ensures the operation of the Trust Department separate and apart from every other department at SMB, (iii) ensures the maintenance of separate sets of books and records for the Trust Department, (iv) approved an SMB officer for the administration of the Trust Department, (v) annually reviews the assets of each trust account, (vi) approves all purchases, sales and changes in trust assets, (vii) approves the opening and closing of all trust accounts, (viii) provides for annual audit of the Trust Department, and (ix) periodically reports on its activities to the Board of Directors. The Trust Executive Committee has delegated certain of its duties to the Trust Administration and Investment Committee. The Trust Executive Committee had ten (10) meetings in 1998.

  REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors as of the date hereof consists of John M. Eggemeyer, William C. Greenbeck and Dale E. Walter.

    It is the duty of the Compensation Committee to administer the Company's compensation system and various incentive plans, including its stock option plan and its annual performance bonus plan. In addition, the Compensation Committee reviews compensation levels of members of management, evaluates the performance of management, considers management succession and related matters. The Compensation Committee reviews with the Board in detail all aspects of compensation for senior officers.

    The Compensation Committee has reviewed the compensation for Matthew P. Wagner, Chief Executive Officer of the Company, and each of the four highest paid executive officers for 1998 and has reported to the Board that in the Compensation Committee's opinion, the compensation of all officers is reasonable in view of the Company's consolidated performance and the contribution of those officers to that performance. In doing so, the Compensation Committee takes into account how compensation compares to compensation paid by competing companies as well as the Company's performance and economic conditions in the Company's service area. Members of the Compensation Committee have also reviewed compensation surveys and analysis by an executive compensation consulting firm.

    The Company has adopted a compensation system for its executive officers, among others, designed to communicate and encourage a community banking focus, create an ownership culture, encourage team orientation, be competitive in the marketplace, reward performance and contributions, and be easy to understand and simple to administer. This compensation system is intended to link compensation of the executive officers of the Company to the strategic business direction of the Company and to key organizational goals. In order to achieve these goals, the Company's compensation system for its executive officers provides for base salaries below the median base salary for comparable positions at a peer group of comparable financial institutions with significant upside potential based on performance through annual cash bonus plans and stock option grants. The annual target cash bonus for the executive officers is based primarily on achievement of the Company's financial goals and other strategic objectives. The measures of achievement include earnings per share, return on equity, return on assets and other strategically important achievements. The target cash bonus for the Company's Chief Executive Officer and the other executive officers are a percentage of base salary tied to achievement of the Company's financial plan. In addition, the Compensation Committee considers stock option grants to the Chief Executive Officer and the other executive officers based on the achievement of certain financial and strategic goals.

    Following the close of 1998, the Compensation Committee reviewed the Company's 1998 fiscal year financial results compared with planned results and strategic objectives achieved compared with planned objectives. In particular and in addition to financial results reviewed, the Compensation Committee considered the consummation of each of the SMB Acquisition, the BKLA Acquisition, and the PNB Merger, each of which was consummated in 1998, the operational consolidation of NBSC, SCB, SMB, Western Bank and BKLA onto the Company's operational platform, each of which was successfully completed in 1998, the significant improvement in the credit quality of the loan portfolios at the Banks during 1998, the execution of the Company's Year 2000 Plan during 1998, and the review of certain key performance measures such as return on assets, efficiency ratio, return on equity and earnings per share. Although the Compensation Committee determined that performance-based cash bonuses would not be paid to any of the named executive officers, other than to Mr. Stuenkel to whom the Company was contractually obligated to pay a cash bonus of $92,112, in light of the achievement of certain financial and strategic objectives of the Company, the Compensation Committee approved the following grants of immediately vested stock options with an exercise price of $31.375 and 1999 compensation levels to the named executive officers:

                                                                 SECURITIES          1999
NAME AND TITLE                                               UNDERLYING OPTIONS  COMPENSATION
-----------------------------------------------------------  ------------------  -------------
Matthew P. Wagner,
 President and Chief Executive Officer.....................         100,000       $   358,000

Suzanne R. Brennan,
 Executive Vice President--Operations......................          35,000       $   157,000

Arnold C. Hahn,
 Executive Vice President and Chief Financial Officer......          50,000       $   176,000

Hugh S. Smith, Jr.
 Chairman of the Board.....................................          --           $   187,000

Mark H. Stuenkel,
 President--Southern California Bank And Chief Executive
 Officer...................................................          30,000       $   199,650

The Compensation Committee approved the foregoing stock option grants and salaries in lieu of approving performance-based cash bonuses for fiscal 1998, and in recognition that the base salaries of the named executive officers and certain other of the executive officers were below the median base salary for comparable positions at a peer group of comparable financial institutions during the 1998 fiscal year. In addition, in light of her contributions in connection with the operational conversions completed during 1998 and accomplishments in connection with the Company's Year 2000 Plan, the Compensation Committee approved a cash bonus to Ms. Brennan, Executive Vice President--Operations, of $56,000.

    This Compensation Committee report was completed by the Compensation Committee as of March 1, 1999. The members of the Compensation Committee filing this report were John M. Eggemeyer, William C. Greenbeck and Dale E. Walter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    On May 20, 1998, the Company formed the Compensation Committee and appointed John M. Eggemeyer, William C. Greenbeck and Dale F. Walter as members of the Compensation Committee. No member of the Compensation Committee is a current or former officer of the Company. However, from 1981 to 1997 Mr. Greenbeck served as Secretary of SC Bancorp which merged with and into the Company in October 1997. Mr. Eggemeyer is a principal of Belle Plaine Partners, Inc. and Belle Plaine Financial L.L.C., each of which provided investment banking services to the Company during the 1998 fiscal year. See "Item 13. Certain Relationships and Related Transactions--Investment Banking Services" for a more detailed description of the services provided by, and fees paid to, Belle Plaine Partners, Inc. and Belle Plaine Financial L.L.C. In addition, each of Mr. Eggemeyer and Mr. Walter were 1998 Private Placement Investors in the 1998 Private Placement. See "Item 13. Certain Relationships and Related Transactions-- The 1998 Private Placement".

EXECUTIVE OFFICERS

    The following table sets forth as to each of the persons who currently serves as an Executive Officer of the Company, such person's age, such person's current position with the Company, and the period during which the person has served in such position:

                                                                                                             YEAR
                                                                                                             HIRED
                                                                                                              BY
NAME                               AGE                         POSITION WITH COMPANY                        COMPANY
---------------------------------  ---   -----------------------------------------------------------------  -------

Robert M. Borgman................  51    Executive Vice President and Chief Credit Officer                   1997

Suzanne R. Brennan...............  48    Executive Vice President--Operations                                1997

Julius G. Christensen............  33    Executive Vice President, General Counsel and Secretary             1997

Arnold C. Hahn...................  47    Executive Vice President and Chief Financial Officer                1996

David I. Rainer..................  41    President and Chief Executive Officer of SMB                        1999

Hugh S. Smith....................  68    Chairman of the Board                                               1996

Mark H. Stuenkel.................  46    President and Chief Executive Officer of SCB                        1982

Matthew P. Wagner................  42    President and Chief Executive Officer                               1996

    ROBERT M. BORGMAN is currently an Executive Vice President and the Chief Credit Officer of the Company. Mr. Borgman also serves on the Board of Directors of each of the Banks. Prior to joining the Company in August 1997, Mr. Borgman was the founder, President and Chief Executive Officer of National Business Finance, Inc., a national commercial finance and factoring organization headquartered in Denver, Colorado from 1987 to 1997. During the period from 1978 to 1987, Mr. Borgman held the position of Senior Vice President and Manager of Commercial Lending at First Interstate Bank of Denver.

    SUZANNE R. BRENNAN has served as Executive Vice President--Operations of the Company since July 1997. Ms. Brennan also serves on the Board of Directors of each of the Banks. Prior to joining the Company, Ms. Brennan was the Senior Vice President of Corporate Trust Operations at U.S. Bancorp in Minneapolis, Minnesota since October 1994. From November 1986 to October 1994, Ms. Brennan managed securities processing for U.S. Bancorp. She also has managerial operations experience with the Federal Reserve Bank of Minneapolis and the University of Minnesota.

    JULIUS G. CHRISTENSEN has served as Executive Vice President and General Counsel of the Company since September 1997 and as Secretary of the Company since October 1997. Mr. Christensen also serves on the Board of Directors of each of the Banks. Prior to joining the Company, Mr. Christensen was in practice with the law firm of Sullivan & Cromwell engaged in merger and acquisitions and securities law practice since September 1995. From 1992 to 1995, Mr. Christensen was a candidate for a Jurist Doctorate degree from Harvard Law School and received that degree in June 1995.

    ARNOLD C. HAHN has served as Executive Vice President and Chief Financial Officer of the Company since November 1996 and as a director of the Company since September 1998. Mr. Hahn also serves on the Board of Directors of each of the Banks. Mr. Hahn served as Secretary of the Company from November 1996 to October 1997. Prior to joining the Company, Mr. Hahn spent six years as a Senior Vice President of Finance for U.S. Bancorp in Minneapolis, Minnesota. Prior to joining U.S. Bancorp, Mr. Hahn was a partner with Ernst & Young L.L.P.

    HUGH S. SMITH, JR. currently serves as the Chairman of the Board of the Company, Chairman of the Board of SCB and a director of SMB. From September 1996 to December 1997, Mr. Smith also served as Chief Executive Officer of the Company. Prior to September 30, 1996, Mr. Smith was Chairman of the Board and Chief Executive Officer of Western Bank, a position he held for 23 years.

    DAVID I. RAINER has served as President and Chief Executive Officer and Director of SMB since February 1999. Mr. Rainer has also served as a Director of the Company since February 1999. Mr. Rainer was appointed Executive Vice President of California United Bank in June 1992 and assumed the position of Chief Operating Officer in late 1992. He assumed the additional title of President of California United Bank in February 1994 and President and Chief Operating Officer of CU Bancorp in 1995, a position he held until joining SMB. He was elected to the Board of Directors of CU Bancorp and California United Bank in 1993. From July 1989 to June 1992, Mr. Rainer was employed by Bank of America (Security Pacific National Bank) where he was a Senior Vice President. From March 1989 to July 1989 Mr. Rainer was a Senior Vice President with Faucet & Company. From July 1982 to March 1989, Mr. Rainer was employed by Wells Fargo Bank, where he held the positions of Vice President and Manager.

    MARK H. STUENKEL currently serves as President and Chief Executive Officer of SCB and is a member of the Board of Directors of the Company and SCB. Mr. Stuenkel joined NBSC as a Senior Credit Officer in 1982. In 1988, he was named President of NBSC and in 1997 was named to the additional position of Chief Executive Officer. Mr. Stuenkel also served as Senior Vice President of CCB from 1982 to 1991 and as Executive Vice President from 1991 to 1997. Prior to joining CCB and NBSC in 1982, Mr. Stuenkel held various positions with Security Pacific National Bank.

    MATTHEW P. WAGNER is the President and Chief Executive Officer of the Company. In February 1997, Mr. Wagner was appointed to the post of President of the Company, and in December 1997 he was appointed to the additional post of Chief Executive Officer of the Company. Mr. Wagner also serves on the Board of Directors of the Company and each of the Banks. In October 1996, Mr. Wagner was elected President and Chief Executive Officer of Western Bank, positions he held until January 1998. Prior to joining the Company in 1996, Mr. Wagner was an Executive Vice President with U.S. Bancorp in Minneapolis, Minnesota since 1991 and a Senior Vice President since 1985.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table reflects all compensation paid to Matthew P. Wagner, the Chief Executive Officer of the Company, and the four other most highly compensated executive officers receiving a total annual salary and bonus of $100,000 or more.

NAME AND PRINCIPAL POSITION
------------------------------
             (A)                                                                              LONG TERM COMPENSATION
                                               ANNUAL COMPENSATION                  -------------------------------------------
                                --------------------------------------------------
                                  YEAR     SALARY ($)    BONUS ($)   OTHER ANNUAL              AWARDS                PAYOUTS
                                ---------  -----------  -----------   COMP ($)(1)   ----------------------------  -------------
                                                                     -------------                   SECURITIES   LTIP PAYOUTS
                                   (B)         (C)          (D)                       RESTRICTED     UNDERLYING        ($)
                                                                          (E)       STOCK AWARD(S)    OPTIONS/    -------------
                                                                                          ($)         SARS (#)
                                                                                    ---------------  -----------       (H)
                                                                                          (F)            (G)
Matthew P. Wagner ............       1998     275,000       --            --              --             --    (2)      --
  President and Chief                1997     175,000      175,000        --              --             21,000        --
  Executive Officer                  1996      43,750      100,000                                       58,823

Suzanne R. Brennan ...........       1998     140,000       56,000        --              --             --    (4)      --
  Executive Vice                     1997      63,179       40,000        --              --              9,188        --
  President--Operations

Arnold C. Hahn ...............       1998     150,000       --            --              --             --    (5)      --
  Executive Vice President and       1997     150,000      120,000        --              --             15,000        --
  Chief Financial Officer            1996      25,029      100,000        --              --             15,882        --

Hugh S. Smith, Jr. ...........       1998     187,144       --            --              --             --            --
  Chairman of the Board              1997     187,000       40,000        --              --             23,529        --
                                     1996     188,260       50,000        --              --             --            --

Mark H. Stuenkel(6) ..........       1998     181,500       92,112        --              --             --    (7)      --
  President and Chief                1997     163,414       83,738        --              --             32,647        --
  Executive Officer of SCB           1996     161,027       76,125        --              --             --            --

NAME AND PRINCIPAL POSITION
------------------------------
             (A)

                                 ALL OTHER
                                 COMP ($)
                                -----------

                                    (I)

Matthew P. Wagner ............      --
  President and Chief              200,000(3)
  Executive Officer                 --
Suzanne R. Brennan ...........      --
  Executive Vice                    --
  President--Operations
Arnold C. Hahn ...............      --
  Executive Vice President and      --
  Chief Financial Officer           --
Hugh S. Smith, Jr. ...........      --
  Chairman of the Board             --
                                    --
Mark H. Stuenkel(6) ..........      --
  President and Chief               --
  Executive Officer of SCB          --

------------------------

(1) None of the named executive officers had other annual compensation in excess of $50,000 or 10 percent of the total annual salary and bonus reported for any of the years shown.

(2) Mr. Wagner was granted 100,000 immediately vested options on January 15, 1999 as compensation for services rendered in the 1998 fiscal year. See "--Committees of the Board of Directors--REPORT ON EXECUTIVE COMPENSATION".

(3) The amount reflects reimbursement of costs incurred in connection with Mr. Wagner's relocation to California.

(4) Ms. Brennan was granted 35,000 immediately vested options on January 15, 1999 as compensation for services rendered during the 1998 fiscal year. See "--Committees of the Board of Directors--REPORT ON EXECUTIVE COMPENSATION".

(5) Mr. Hahn was granted 50,000 immediately vested options on January 15, 1999 as compensation for services rendered during the 1998 fiscal year. See "--Committees of the Board of Directors--REPORT ON EXECUTIVE COMPENSATION".

(6) Mr. Stuenkel joined the Company as President and Chief Executive Officer of NBSC on June 4, 1997 as part of the CCB Merger. Mr. Stuenkel's compensation, including amount of bonus, is prescribed in the Salary Continuation Agreement entered into between NBSC and Mr. Stuenkel. (See

    "--Employment Agreements"). Mr. Stuenkel's compensation includes amounts received from CCB prior to the CCB Merger.

(7) Mr. Stuenkel was granted 30,000 immediately vested options on January 15, 1999 as compensation for services rendered during the 1998 fiscal year. See "--Committees of the Board of Directors--REPORT ON EXECUTIVE COMPENSATION".

  OPTIONS/SARS GRANTS IN LAST FISCAL YEAR

    No individual grants of options or grants of stock appreciation rights ("SARs") were made during the year ending December 31, 1998 to any of the named executive officers. However, options were granted to certain executive officers, including the named executive officers, in January 1999 as compensation for services rendered in the 1998 fiscal year. See "--Committees of the Board of Directors--"COMPENSATION COMMITTEE REPORT."

  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
    OPTION/SAR VALUES

    The following table lists the aggregate number of unexercised options and the value of unexercised in-the-money options at December 31, 1998. The Company has not granted stock appreciation rights.

                                                                                          VALUE OF UNEXERCISED
                                                             NUMBER OF UNEXERCISED     IN-THE-MONEY OPTIONS/SARS
                                                             OPTIONS/SARS AT FY-END          AT FY-END (#)
NAME                                                       --------------------------  --------------------------
---------------------------                                           (D)                         (E)
            (A)                                            EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                             SHARES ACQUIRED     VALUE     -----------  -------------  -----------  -------------
                             ON EXERCISE (#)   REALIZED
                             ---------------      ($)
                                   (B)        -----------
                                                  (C)
Suzanne R. Brennan.........        --             --            3,062         6,126
Arnold C. Hahn.............        --             --           15,588        15,294       161,255         80,628
Hugh S. Smith, Jr..........        --             --            8,556         7,843       130,308        119,449
Mark H. Stuenkel...........        11,250        293,175       35,882        21,765       629,026        113,062
Matthew P. Wagner..........        --             --           46,216        33,607       597,260        298,615

  LONG TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

    No Long Term Incentive Plan Awards were made during the 1998 Fiscal Year to any of the named executive officers.

COMPENSATION OF DIRECTORS

    The Board of Directors of the Company approved the following fees to be paid to outside directors of the Company during the year ended December 31, 1998:

Annual Retainer:           $5,000 and options equal to $15,000 divided by
                             the market price of Company Common Stock at
                             the time of grant
Regular Meeting Fee:       $750
Special Meeting Fee:       $300
Committee Meeting Fee:     $300

    During 1998, directors' fees were paid and options granted according to the above schedule.

    On January 14, 1999, the Executive Committee of the Board of Directors approved a procedure by which each outside director of the Company may elect during the first quarter of each fiscal year to receive either cash compensation pursuant to the foregoing schedule of fees or compensation in the form of options to acquire shares of Company Common Stock ("Stock-Based Compensation") for service on the Board of Directors for that fiscal year. Such election is irrevocable for such fiscal year. In the event that a Director elects Stock-Based Compensation, such Director shall receive 3,000 stock options to vest on December 31 of such year with an exercise price equal to the closing price as of the January 15, or the next trading day, of such year; provided, however, that in the event that such Director does not attend 75% of the Board of Directors' meetings and Committee meetings for which such Director is a Committee member, the 3,000 options granted for that fiscal year shall be cancelled and such Director will receive cash compensation for the meetings actually attended during such year according to the above schedule.

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

EXECUTIVE SEVERANCE PLAN

    On March 19, 1998, the Company adopted the Company Executive Severance Plan (the "Severance Plan") pursuant to which certain executives of the Company and the Banks, including the named executive officers of the Company, will be entitled to receive a severance payment from the Company if within 24 months after a Change of Control (as defined in the Severance Plan) an eligible executive's employment with the Company or one of its subsidiaries terminates for any reason other than (i) death, (ii) disability, (iii) termination by the Company or one of its subsidiaries for Just Cause (as defined in the Severance
Plan), (iv) retirement in accordance with the normal policy of the Company, (v) voluntary termination by such executive for other than Good Reason (as defined in the Severance Plan), or (vi) the sale by the Company or the Bank which employed the executive before such sale, if the executive has been offered employment with the purchaser on substantially the same terms and conditions under which such executive was employed prior to the sale. The amount of the Severance Payment (as defined in the Severance Plan) under the Severance Plan will be equal to such executive's Compensation (as defined in the Severance
Plan) multiplied by a multiplier ranging from 1 to 3 depending on the executive's employee grade. In addition, if an executive becomes eligible for a Severance Payment, such executive will also be entitled to welfare benefits for the Severance Period (as defined in the Severance Plan) applicable to such executive. In order to become eligible for Severance Payments under the Severance Plan, the executive must execute and deliver a Release (as defined in the Severance Plan).

PERFORMANCE GRAPH

    The Company Common Stock trades on the Nasdaq National
Market-Registered Trademark- under the symbol "WEBC." Prior to June 3, 1997, trading in the Company's Common Stock occurred solely "over the counter," and was not extensive. Consequently, sales price information prior to that date consists largely of quotations by dealers making a market in Company Common Stock and may not represent actual transactions. In addition, trading in Company Common Stock prior to June 3, 1997 was limited in volume and may not be a reliable indication of its market value. As a result, the sales price information for Company Common Stock in the following graph for 1994 reflects inter-dealer prices, without adjustments for mark-ups, mark-downs or commissions and may not represent actual transactions. The sales price information for 1995 and 1996 reflects the sales price of Company Common Stock in certain private placements, which the Company believes is the most reliable indicator of the value of Company Common Stock available at the time. See "Item 1. Business--Capital Transactions." The sales price information for 1997 and 1998 reflects trades of Company Common Stock on the Nasdaq National
Market-Registered Trademark-.

    The following graph shows the cumulative total return on Company Common Stock with a comparable return on the indicated indices for the last five fiscal years. The total return on Company Common Stock is determined based on the change in the price of Company Common Stock and assumes reinvestment of all dividends and an original investment of $100. The total return on the indicated indices also assume reinvestment of dividends and an original investment in each index of $100 on December 31, 1993.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

             WEBC       NASDAQ BANK INDEX
1993             100                    100
1994             100                    100
1995             113                    148
1996             138                    196
1997             325                    328
1998             293                    325

SECTION 16 REPORTING

    Section 16(a) of the Exchange Act requires the Company's directors and executive officers and the beneficial owners of more than ten percent of Company Common Stock to file with the Securities and Exchange Commission reports of initial ownership and reports of changes in ownership of Company Common Stock and other equity securities of the Company. Because of the complexity of the reporting rules, the Company has assumed responsibility for preparing and filing all reports required to be filed under Section 16(a) by the directors and executive officers. The Company believes that during the last fiscal year all
Section 16(a) filing requirements applicable to its directors and executive officers were complied with, except for the failure to file certain Forms 4 for Robert M. Borgman, Suzanne R. Brennan, and John M. Eggemeyer. Once the omissions were discovered the relevant forms were filed promptly.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The shares of Company Common Stock constitute the only outstanding class of voting securities of the Company. As of March 1, 1999, there were 20,891,784 shares of Company Common Stock outstanding and entitled to vote and approximately 2,900 shareholders of record.

    The following table lists any known shareholders with beneficial ownership of five percent or more of the outstanding Company Common Stock and the beneficial ownership of Company Common Stock of all directors and executive officers of the Company and all current executive officers and directors of the Company as a group. Information with respect to beneficial ownership is based upon the Company's records and data supplied to the Company by its shareholders as of March 1, 1999. All shares are Company Common Stock, the only class of security outstanding.

                                                                                AMOUNT AND NATURE OF
                                                                                     BENEFICIAL         PERCENT OF
NAME, TITLE AND ADDRESS OF BENEFICIAL OWNER                                         OWNERSHIP(1)           CLASS
-----------------------------------------------------------------------------  ----------------------  -------------
Castle Creek Capital Partners Fund I(2) .....................................  Shares       2,256,132
  6051 El Tordo                                                                Warrants        33,557
  Rancho Santa Fe, California 92067                                                          --------
                                                                                            2,289,689         10.9%

Franklin Mutual Advisors, Inc.(3) ...........................................  Shares       1,685,481          8.1%
  51 John F. Kennedy Parkway
  Shorthills, New Jersey

Adriana M. Boeka ............................................................  Shares          29,649
  Director                                                                     Options         --
  2049 Century Park East, #1100                                                Total         --------
  Los Angeles, California 90067                                                                29,649          0.1%

Robert M. Borgman ...........................................................  Shares           2,000
  Executive Vice President and Chief Credit Officer                            Options         38,999
  4100 Newport Place, Suite 900                                                Total         --------
  Newport Beach, California 92660                                                              40,999          0.2%

Suzanne R. Brennan ..........................................................  Shares           1,100
  Executive Vice President--Operations                                         Options         38,062
  16420 Valley View Street                                                     Total         --------
  La Mirada, California 90638                                                                  39,162          0.2%

Rice E. Brown ...............................................................  Shares           1,574
  Director                                                                     Options          1,730
  27127 Calle Arroya, Suite 1907                                               Total         --------
  San Juan Capistrano, California 92675                                                         3,304            *

Julius G. Christensen .......................................................  Shares              --
  Executive Vice President, General Counsel and Secretary                      Options         28,667
  4100 Newport Place, Suite 900                                                Total         --------
  Newport Beach, California 92660                                                              28,667          0.1%

John M. Eggemeyer(4) ........................................................  Shares       2,537,350
  Director                                                                     Options            945
  6051 El Tordo                                                                Warrants        91,312
  Rancho Santa Fe, California 92066                                            Total         --------
                                                                                            2,629,607         12.5%

William C. Greenbeck(5) .....................................................  Shares          63,845
  Director                                                                     Options            820
  9530 East Imperial Highway                                                   Total         --------
  Downey, California 90242                                                                     64,665          0.3%

Arnold C. Hahn ..............................................................  Shares           6,978
  Director, Executive Vice President and Chief Financial Officer               Options         65,588
  4100 Newport Place, Suite 900                                                Total         --------
  Newport Beach, California 92660                                                              72,566          0.3%

                                                                                AMOUNT AND NATURE OF
                                                                                     BENEFICIAL         PERCENT OF
NAME, TITLE AND ADDRESS OF BENEFICIAL OWNER                                         OWNERSHIP(1)           CLASS
-----------------------------------------------------------------------------  ----------------------  -------------
Robert L. McKay .............................................................  Shares         739,936
  Director                                                                     Options            813
  11551 Plantero Drive                                                         Total         --------
  Santa Ana, California 92705                                                                 740,749          3.5%

Bernard E. Schneider ........................................................  Shares          23,000
  Director                                                                     Options         10,000
  1301 Dove Street, 5th Floor                                                  Total         --------
  Newport Beach, California 92660                                                              33,000          0.2%

Hugh S. Smith Jr. ...........................................................  Shares          22,644
  Director                                                                     Options          8,556
  1251 Westwood Boulevard                                                      Total         --------
  Los Angeles, California 90024                                                                31,200          0.1%

Mark H. Stuenkel ............................................................  Shares          28,149
  Director, President and Chief Executive Officer of SCB                       Options         65,882
  4100 Newport Place, Suite 900                                                Total         --------
  Newport Beach, California 92660                                                              94,031          0.4%

Matthew P. Wagner ...........................................................  Shares          29,278
  Director, President and Chief Executive Officer                              Options        146,216
  1251 Westwood Boulevard                                                      Total         --------
  Los Angeles, California 90024                                                               175,494          0.8%

Dale E. Walter ..............................................................  Shares          11,358
  Director                                                                     Options          1,142
  50855 Washington Street, Suite C-211                                         Total         --------
  La Quinta, California 92253                                                                  12,500          0.1%

Directors and Executive Officers as a group .................................  Shares       3,496,861
                                                                               Options        407,420
                                                                               Warrants        91,312
                                                                               Total         --------
                                                                                            3,995,593         18.7%

All Directors as a group ....................................................  Shares       3,493,761
                                                                               Options        301,692
                                                                               Warrants        91,312
                                                                               Total         --------
                                                                                            3,886,765         18.3%

------------------------

* Beneficial ownership does not exceed one percent of common stock outstanding.

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

(2) The Fund is the beneficial owner of 2,256,332 shares of Company Common Stock and 33,557 warrants. Mr. Eggemeyer, a Director of the Company, is a principal of the Fund.

(3) Shares of Company Common Stock beneficially owned by Franklin Mutual Advisors, Inc. are held in various investment funds.

(4) Includes 945 shares of Company Common Stock which may be purchased on the exercise of stock options, 57,755 shares of Company Common stock which may be purchased on the exercise of warrants and 2,256,332 shares and 33,557 warrants owned by the Fund and 241,143 shares owned by Castle Creek Capital Partners Fund II (together with the Fund, the "Funds") of which Mr. Eggemeyer is a principal. Mr. Eggemeyer disclaims any beneficial ownership of the shares of Company Common Stock held by the Funds except to the extent of his interest in the Funds.

(5) Includes 41,065 shares of Company Common Stock for which Mr. Greenbeck has sole power of investment and sole power to vote and 22,780 shares of Company Common Stock for which Mr. Greenbeck shares the power of investment and the power to vote with Ted Mooschekian, General partner of Downy Land Limited.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BANKING TRANSACTIONS

    Some of the directors and executive officers of the Company and the Banks, and the companies with which they are associated, are customers of, and have had banking transactions with, the Banks in the ordinary course of the Banks' business, and the Banks expect to have banking transactions with such persons in the future.

    In the opinion of management of the Company, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features. The amount of all such loans and credit extensions, to all executive officers, directors, and principal shareholders of the Company, together with their associates, was $454,000 million on December 31, 1998, constituting approximately 0.1 percent of the Company's equity capital accounts on that date.

INVESTMENT BANKING SERVICES

    Belle Plaine Partners, Inc. and Belle Plaine Financial, L.L.C. are entities related to the Funds which held 12.0% percent of the outstanding Company Common Stock as of March 15, 1999. John M. Eggemeyer, a director of the Company, is a principal of the Funds, Belle Plaine Partners, Inc. and Belle Plaine Financial L.L.C.

    Belle Plaine Partners, Inc. serves as a financial advisor to the Company under an engagement letter dated May 17, 1995. In that capacity, Belle Plaine Partners, Inc. was paid fees of $4.2 million, $3.2 million and $1.4 in 1998 and 1997 and 1996, respectively, for evaluating and identifying potential acquisitions, including a fee of $1.4 million in connection with the Western Acquisition which closed on September 30, 1996, a fee of $1.35 million in connection with the CCB Merger which closed on June 4, 1997, a fee of $1.8 million in connection with the SCB Merger which closed on October 10, 1997, a fee of $2.7 million in connection with the SMB Acquisition which closed on January 27, 1998, a fee of $711,000 in connection with the BKLA Acquisition which closed on October 23, 1998, and a fee of $753,000 in connection with the PNB Merger which closed on December 30, 1998.

    In addition, Belle Plaine Financial L.L.C. was paid approximately $863,000 in 1996 for services rendered in connection with certain capital raising transactions related to the Company's strategic evolution. See "Item 1. Business--Strategic Evolution."

THE 1998 PRIVATE PLACEMENT

    In order to raise a portion of the capital necessary to fund the payment of the Cash Consideration in the SMB Acquisition, in November 1997 the Company entered into Standby Agreements with the 1998 Private Placement Investors, pursuant to which the 1998 Private Placement Investors committed to purchase a minimum of approximately 1,962,650 shares of Company Common Stock and to standby to purchase up to approximately 4,347,300 additional shares of Company Common Stock if requested to do so by the Company. The purchase price of the 1998 Private Placement Shares was $28.00 per share. The 1998 Private Placement Investors agreed to pay the purchase price of the 1998 Private Placement Shares prior to the effective time of the SMB Acquisition. In the 1998 Private Placement, the Company issued a total of 2,327,550 shares of Company Common Stock for $65,171,400 in the aggregate. The 1998 Private Placement Shares were not registered under the Securities Act; however, pursuant to the Standby Agreements, the Company has filed under the Securities Act a "shelf" Registration Statement providing for the registration of the Private Placement Shares. See "Item 1. Business--Strategic Evolution."

    Certain directors, executive officers and shareholders holding more than 5 percent of the outstanding Company Common Stock at the time of the 1998 Private Placement participated in the 1998 Private Placement. The following table sets forth the number and the dollar value of 1998 Private Placement Shares purchased by each such person:

1998 PRIVATE PLACEMENT INVESTOR                                       SHARES       DOLLARS
------------------------------------------------------------------  ----------  -------------
Castle Creek Capital Partners Fund I-L.P..........................     528,900  $  14,809,200

Digange, Joseph J.................................................       4,450        124,600

Eggemeyer, John M.................................................       5,900        165,200

Franklin Mutual Advisers, Inc.....................................     528,900     14,809,200

Hahn, Arnold C....................................................       4,700        131,600

Jacoby, William H.................................................       4,300        120,400

McKay, Robert L...................................................      41,500      1,162,000

Rose, John W......................................................       5,900        165,200

Smith, Hugh S., Jr................................................       5,900        165,200

Wagner, Matthew P.................................................       9,500        266,000

Walter, Dale E....................................................       4,300        120,400

Wellington Management Company, LLP................................     424,000     11,872,000
                                                                    ----------  -------------

  TOTAL...........................................................   1,568,250  $  43,911,000
                                                                    ----------  -------------
                                                                    ----------  -------------

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBITS
------
  2.1  Amended and Restated Agreement and Plan of Merger, dated as of December
         19, 1996, by and between Monarch Bancorp and California Commercial
         Bankshares. (Appendix C to Registration Statement No. 333-26915 filed on
         May 12, 1997 on Form S-4/A and incorporated herein by reference)
  2.2  Agreement and Plan of Merger, dated as of March 15, 1997, by and between
         Monarch Bank and National Bank of Southern California. (Exhibit 2.3 of
         the Company's Annual Report of Form 10-KSB for the fiscal year ended
         December 31, 1996 and incorporated herein by this reference)

  2.3  Plan of Reorganization, dated as of April 29, 1997, by and between Western
         Bancorp and SC Bancorp. (Exhibit A of Registration Statement No.
         333-35271 filed on September 10, 1997 on Form S-4/A and incorporated herein by reference)

  2.4 Agreement and Plan of Merger, dated as of November 20, 1997, by and among Western Bancorp, Western Bank and Santa Monica Bank. (Appendix A to
         Registration Statement No. 333-40611 filed on November 21, 1997 on Form
         S-4/A and incorporated herein by reference)

  2.5 Agreement and Plan of Merger, dated as of October 10, 1997, by and between SCB and NBSC.

  2.6 Agreement and Plan of Merger, dated as of July 16, 1998, by and between BKLA and SMB. (Appendix A to Registration Statement No. 333-57759 filed on August 13, 1998 on Form S-4/A and incorporated herein by this reference).

  2.7 Agreement and Plan of Merger, dated as of October 6, 1998, by and between PNB and SCB. (Appendix A to Registration Statement No. 333-67275 filed on November 27, 1998 on Form S-4/A and incorporated herein by this reference).

  3.1  Restated Articles of Incorporation of Western Bancorp. (Exhibit 3.1 of the
         Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1997 and incorporated herein by this reference.)

  3.2  Restated Bylaws of Western Bancorp. (Exhibit 3.2 of Registration Statement
         No. 333-35271 filed on September 10, 1997 on Form S-4/A and incorporated herein by this reference)

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

EXHIBITS
------
  4.5  Warrant Certificate No. 1, dated November 5, 1996, in favor of Castle
         Creek Capital Partners Fund-I. (Exhibit 4.11 of the Company's Annual
         Report of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference)

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

 10.2  Third Amendment to Revolving Credit Agreement, First Amendment to Pledge
         Agreement and Waiver, dated January 26, 1997. (Exhibit 10.2 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1997 and incorporated herein by this reference.)

EXHIBITS
------
 10.3  1993 Stock Option Plan as Amended May 15, 1996. (Exhibit 10.9 of the
         Company's Annual Report of Form 10-KSB for the fiscal year ended
         December 31, 1996 and incorporated herein by reference)

 10.4  1993 Stock Option Plan as amended on March 19, 1998 (Exhibit 10.1 of the
         Company's Proxy Materials for the 1998 Annual Meeting of Shareholders filed on schedule 14A and incorporated herein by reference)

 10.5 Executive Salary Continuation Agreement, dated as of January 1, 1988, between National Bank of Southern California and Mark H. Stuenkel.
         (Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by this reference)

 10.6  Western Bancorp Executive Severance Policy. (Exhibit 10.8 of the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by this reference)

 11.0  Computation of Earnings Per Common Share and Common Share Equivalent. (See
         Note 21 of the Notes to Consolidated Financial Statements contained in
         "Item 8. Financial Statements and Supplementary Data" of this Annual
         Report on Form 10-K.)

 21.0  Subsidiaries of Western Bancorp.

 23.1  Consent of Vavrinek, Trine, Day & Co., LLP (BKLA)

 23.2  Consent of KPMG LLP (Western Bancorp)

 23.3  Consent of Deloitte & Touche LLP (California Commercial Bankshares)

 23.4  Consent of Deloitte & Touche LLP (SC Bancorp)

 23.5  Consent of McGladrey & Pullen, LLP (PNB)

 27.1  Financial Data Schedule (Fiscal 1998)

 27.2  Financial Data Schedule (Fiscal 1996 and fiscal 1997)

 27.3  Financial Data Schedule (First, second and third quarters of 1998)

 27.4  Financial Data Schedule (First, second and third quarters of 1997)

REPORTS ON FORM 8-K

    On October 5, 1998, the Company filed a Current Report on Form 8-K announcing that it had entered into an Agreement and Plan of Merger between the Company and PNB Financial Group, Inc. and enclosing Pro Forma Financial Statements and Exhibits.

    On November 12, 1998, the Company filed a Current Report on Form 8-K announcing (i) that the BKLA Acquisition had been consummated on October 23, 1998; (ii) the Company's third quarter earnings; and (iii) the Company's Supplemental Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations reflecting the BKLA Acquisition.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WESTERN BANCORP

Date: March 18, 1999            By:            /s/ MATTHEW P. WAGNER
                                     -----------------------------------------
                                                 Matthew P. Wagner
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ MATTHEW P. WAGNER
------------------------------  President and Chief           March 18, 1999
      Matthew P. Wagner           Executive Officer

    /s/ HUGH S. SMITH, JR.
------------------------------  Chairman and Director         March 18, 1999
      Hugh S. Smith, Jr.

     /s/ ADRIANA M. BOEKA
------------------------------  Director                      March 18, 1999
       Adriana M. Boeka

      /s/ RICE E. BROWN
------------------------------  Director                      March 18, 1999
        Rice E. Brown

    /s/ JOHN M. EGGEMEYER
------------------------------  Director                      March 18, 1999
      John M. Eggemeyer

   /s/ WILLIAM C. GREENBECK
------------------------------  Director                      March 18, 1999
     William C. Greenbeck

      /s/ ARNOLD C. HAHN        Executive Vice President,
------------------------------    Chief Financial Officer     March 18, 1999
        Arnold C. Hahn            and Director

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ ROBERT L. MCKAY
------------------------------  Director                      March 18, 1999
       Robert L. McKay

     /s/ DAVID I. RAINER
------------------------------  Director                      March 18, 1999
       David I. Rainer

   /s/ BERNARD E. SCHNEIDER
------------------------------  Director                      March 18, 1999
     Bernard E. Schneider

     /s/ MARK H. STUENKEL
------------------------------  Director                      March 18, 1999
       Mark H. Stuenkel

      /s/ DALE E. WALTER
------------------------------  Director                      March 18, 1999
        Dale E. Walter