Form 10-Q
period 1999-03-31
WESTERN BANCORP
filed 1999-05-13
CIK 721670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1999: 21,108,433 shares of common stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               -----
PART I-FINANCIAL INFORMATION
              ITEM 1.     Consolidated Financial Statements (unaudited)...................................           3
                          Unaudited Condensed Consolidated Balance Sheets.................................           3
                          Unaudited Condensed Consolidated Statements of Income...........................           4
                          Unaudited Condensed Consolidated Statements of Cash Flows.......................           5
                          Notes to Unaudited Condensed Consolidated Financial Statements..................           7
              ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of
                          Operations......................................................................          11
              ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk.......................          24

PART II-OTHER INFORMATION
              ITEM 1.     Legal Proceedings...............................................................          25
              ITEM 2.     Changes in Securities and use of Proceeds.......................................          25
              ITEM 3.     Defaults Upon Senior Securities.................................................          25
              ITEM 4.     Submission of Matters to a Vote of Security Holders.............................          25
              ITEM 5.     Other Information...............................................................          25
              ITEM 6.     Exhibits and Reports on Form 8-K................................................          26

SIGNATURES................................................................................................          27

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER
                                                                      MARCH 31,      31,
                                                                        1999        1998
                                                                      ---------  -----------
                                                                      (IN THOUSANDS, EXCEPT
                                                                         PER SHARE DATA)
Assets:
Cash and due from banks.............................................  $ 109,249   $ 131,787
Federal funds sold..................................................    108,393      92,752
                                                                      ---------  -----------
  Total cash and cash equivalents...................................    217,642     224,539
Securities:
FRB and FHLB stock..................................................      9,870       9,760
Securities available for sale; amortized cost of $296,900 and
  $354,208..........................................................    295,062     355,324
                                                                      ---------  -----------
  Total securities..................................................    304,932     365,084
Loans and leases held for investment, net...........................  1,652,330   1,642,211
Loans held for sale, net............................................     99,157     130,255
Premises and equipment..............................................     32,940      33,536
Other real estate owned.............................................      4,140       4,361
Goodwill............................................................    142,776     145,514
Other assets........................................................     42,320      40,380
                                                                      ---------  -----------
  Total assets......................................................  $2,496,237  $2,585,880
                                                                      ---------  -----------
                                                                      ---------  -----------
Liabilities and shareholders' equity:
Liabilities:
Noninterest-bearing deposits........................................  $ 804,438   $ 868,965
Interest-bearing deposits...........................................  1,279,509   1,303,304
                                                                      ---------  -----------
  Total deposits....................................................  2,083,947   2,172,269
Borrowings..........................................................     24,079      23,722
Accrued interest payable and other liabilities......................     33,221      37,814
                                                                      ---------  -----------
  Total liabilities.................................................  2,141,247   2,233,805

Shareholders' equity:
Preferred stock; 5,000,000 shares authorized, and none issued.......     --          --
Common stock; 100,000,000 shares authorized; 20,903,784 and
  20,858,512 outstanding at March 31, 1999 and December 31, 1998,
  respectively......................................................    322,884     322,566
Retained earnings...................................................     33,172      28,856
Accumulated other comprehensive income--unrealized net gain (loss)
  on securities available for sale, net of tax......................     (1,066)        653
                                                                      ---------  -----------
  Total shareholders' equity........................................    354,990     352,075
                                                                      ---------  -----------
    Total liabilities and shareholders' equity......................  $2,496,237  $2,585,880
                                                                      ---------  -----------
                                                                      ---------  -----------
Number of common shares outstanding.................................   20,903.8    20,858.5
Common shareholders' equity per share...............................  $   16.98   $   16.88
Tangible common shareholders' equity per share......................  $   10.15   $    9.90

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    --------------------
                                                                                      1999       1998
                                                                                    ---------  ---------
                                                                                       (IN THOUSANDS,
                                                                                      EXCEPT PER SHARE
                                                                                           DATA)
Interest income:
  Interest and fees on loans and leases...........................................  $  38,306  $  35,149
  Interest on investment securities...............................................      3,649      4,701
  Interest on federal funds sold..................................................      1,609      2,766
                                                                                    ---------  ---------
    Total interest income.........................................................     43,564     42,616

Interest expense:
  Interest expense on deposits....................................................     10,002     11,205
  Interest expense on borrowed funds..............................................        330        447
                                                                                    ---------  ---------
    Total interest expense........................................................     10,332     11,652
                                                                                    ---------  ---------
Net interest income:..............................................................     33,232     30,964
  Less: provision for loan and lease losses.......................................        675        300
                                                                                    ---------  ---------
Net interest income after provision for loan and lease losses.....................     32,557     30,664

Noninterest income:
  Service charges and fees on deposit accounts....................................      2,445      2,434
  Trust fees......................................................................      1,095        637
  Escrow fees.....................................................................        215        259
  Mortgage related fees and commissions...........................................      2,231      1,617
  Other fees and charges..........................................................      1,063        730
  Gain on sale of loans...........................................................      3,533      3,233
  Net securities gains............................................................     --            124
  Other income....................................................................        299        125
                                                                                    ---------  ---------
    Total noninterest income......................................................     10,881      9,159

Noninterest expense:
  Salaries and benefits...........................................................     14,252     13,333
  Occupancy, furniture and equipment..............................................      3,318      3,529
  Advertising and business development............................................        465        429
  Other real estate owned.........................................................       (368)       198
  Professional services...........................................................        760      1,283
  Telephone, stationery and supplies..............................................      1,387      1,043
  Goodwill amortization...........................................................      2,738      2,073
  Data processing.................................................................        560        558
  Customer services cost..........................................................        877        717
  Other...........................................................................      2,041      1,935
                                                                                    ---------  ---------
    Total noninterest expense.....................................................     26,030     25,098
                                                                                    ---------  ---------
  Income before income taxes......................................................     17,408     14,725
  Income taxes....................................................................      8,388      6,776
                                                                                    ---------  ---------
    Net income....................................................................  $   9,020  $   7,949
                                                                                    ---------  ---------
                                                                                    ---------  ---------
Per share information:
  Weighted average common shares outstanding:
    Basic.........................................................................   20,888.6   18,568.6
    Diluted.......................................................................   21,167.6   19,232.6
  Net income per share:
    Basic.........................................................................  $    0.43  $    0.43
    Diluted.......................................................................  $    0.43  $    0.41

--------------------------

a) Santa Monica Bank was acquired on January 27, 1998. Accordingly, Santa Monica Bank's operating results are included only since February of the 1998 period. Due to the relatively large size of the acquisition of Santa Monica Bank, any comparison of data for the period ended March 31, 1998 to data for the current period may not be meaningful. See Note 2 and Note 3 of "Notes to Unaudited Condensed Consolidated Financial Statements."

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         --------------------
                                                                           1999       1998
                                                                         ---------  ---------
                                                                            (IN THOUSANDS)
Cash flow from operating activities:
Net income.............................................................  $   9,020  $   7,949
Adjustments to reconcile net income to net cash provided by operations:
  (Gain) on sale of securities available for sale......................     --           (124)
  (Gain) on sale of premises and equipment.............................        (43)        (5)
  (Gain) on sale of other real estate owned............................       (390)       (77)
  Provision for loan and lease losses..................................        675        300
  Goodwill amortization................................................      2,738      2,073
  Depreciation.........................................................      1,361      1,152
  (Gain) on sale of loans..............................................     (3,533)    (3,233)
  Provision for indemnification losses.................................     --           (200)
  Loans originated for sale............................................   (386,496)  (346,517)
  Proceeds from sale of loans..........................................    420,808    349,989
  Amortization of (discounts) on investment securities.................        (81)      (518)
  Increase (decrease) in unearned lease income.........................         32       (125)
  Net (decrease) in accrued interest payable and other liabilities.....     (3,357)    (2,135)
  Net (increase) decrease in other assets..............................     (1,940)     2,808
                                                                         ---------  ---------
    Net cash provided by operating activities..........................     38,794     11,337
Cash flow from investing activities:
Proceeds from sale of investment securities available for sale.........     --         20,999
Principal payments received on investment securities available for
  sale.................................................................    163,755     84,865
Principal payments received on investment securities held to
  maturity.............................................................     --         12,485
Purchase of investment securities available for sale...................   (106,367)   (53,995)
Purchase of investment securities held to maturity.....................     --        (42,723)
Purchase of FRB or FHLB Stock..........................................       (110)       (89)
Proceeds from sale of premises and equipment...........................         78         59
(Increase) decrease in net loans and leases............................    (12,655)    17,219
Recoveries of loans and investment in leases...........................      1,734        709
Additions to premises and equipment....................................       (800)    (2,167)
Reductions to other real estate owned..................................      1,025      2,433
Change in assets and liabilities due to the acquisition of Santa Monica
  Bank:
  Increase in investments available for sale...........................     --        (89,238)
  Increase in loans....................................................     --       (387,609)
  Increase in other real estate owned..................................     --         (3,318)
  Increase in other assets.............................................     --         (4,277)
  Increase in premises and equipment...................................     --        (16,328)
  Increase in deposits.................................................     --        584,095
  Increase in borrowed funds...........................................     --          1,960
  Increase in other liabilities........................................     --          5,988
  Goodwill.............................................................     --       (119,656)
                                                                         ---------  ---------
    Net cash provided by investing activities..........................     46,660     11,412

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         --------------------
                                                                           1999       1998
                                                                         ---------  ---------
                                                                            (IN THOUSANDS)
Cash flow from financing activities:
Cash received from exercise of options and warrants....................        317        379
Proceeds from issuance of common stock.................................     --        149,840
Common stock repurchased and retired...................................     --            (11)
Dividends paid.........................................................     (4,703)      (132)
Net decrease in deposits...............................................    (88,322)   (28,614)
Net additions to borrowings............................................        357      4,441
                                                                         ---------  ---------
    Net cash provided by (used in) financing activities................    (92,351)   125,903
Net increase (decrease) in cash and cash equivalents...................     (6,897)   148,652
Cash and cash equivalents at the beginning of the period...............    224,539    301,419
                                                                         ---------  ---------
Cash and cash equivalents at the end of the period.....................  $ 217,642  $ 450,071
                                                                         ---------  ---------
                                                                         ---------  ---------
Supplemental disclosure of cash flow information:
Property acquired through foreclosure..................................  $     414  $   1,059
Loans to facilitate the sale of OREO...................................     --            256
Increase (decrease) in unrealized gain (loss) on securities available
  for sale, net of tax.................................................     (1,719)        73
Cash paid for interest.................................................     10,479     11,669
Cash paid for taxes....................................................  $   1,160  $      18
Acquisition of SMB:
Fair value of assets acquired..........................................  $  --      $ 794,782
Common stock issued to shareholders of SMB.............................     --        (84,669)
Cash paid..............................................................     --       (118,070)
                                                                         ---------  ---------
    Liabilities assumed................................................  $  --      $ 592,043
                                                                         ---------  ---------
                                                                         ---------  ---------

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

NOTE 1--BASIS OF PRESENTATION

    Western Bancorp (the "Company") is the holding company for Southern California Bank ("SCB"), Santa Monica Bank ("SMB" and together with SCB, the "Banks") and Venture Partners, Inc. The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 1998 to conform to the 1999 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

    The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan and lease losses, the carrying value of other real estate owned, the deferred tax asset and the liability for recourse and representations and warranties related to loans sold.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

NOTE 2--ACQUISITIONS

  SMB ACQUISITION

    On January 27, 1998, the Company acquired SMB through the merger of SMB with and into Western Bank, a banking subsidiary of the Company (the "SMB Acquisition"). As part of the SMB Acquisition, the name of Western Bank was changed to "Santa Monica Bank." Upon the SMB Acquisition becoming effective, each share of common stock of Santa Monica Bank (the "SMB Common Stock") issued and outstanding at the time was converted into the right to receive either (i) $28.00 in cash (the "Cash Consideration") or (ii) 0.875 shares of Common Stock of the Company (the "Stock Consideration") at the election of the holder of such shares of SMB Common Stock. Of the 7,084,244 shares of SMB Common Stock outstanding at the time of the SMB Acquisition, approximately 57.2 percent elected to receive the Cash Consideration, resulting in a payment of approximately $113,451,000 in the aggregate, and approximately 42.8 percent elected to receive the Stock Consideration resulting in the issuance of approximately 2,653,000 shares of Company Common Stock. In order to fund a part of the Cash Consideration payments, the Company issued an additional 2,327,550 shares of Company Common Stock to certain private investors for $28 per share, or $65,171,400 in the aggregate. Accordingly, in the aggregate, approximately 4,980,550 shares of Company Common Stock were issued in connection with the SMB Acquisition. The total value of the consideration paid in the SMB Acquisition was approximately $198.4 million in Company Common Stock and cash.

    The SMB Acquisition was accounted for using the purchase method of accounting. Consequently, the results of operations of Santa Monica Bank are only included in the Company's results since the January 27, 1998 acquisition date. In conjunction with the SMB Acquisition, the Company and Santa

                                 MARCH 31, 1999

NOTE 2--ACQUISITIONS (CONTINUED)
Monica Bank incurred after-tax merger costs of approximately $8.4 million representing investment banking fees, filing and professional fees, employee compensation, and costs of computer conversions and consolidation. See Note 3 of "Notes to Unaudited Condensed Consolidated Financial Statements."

  BKLA ACQUISITION

    On October 23, 1998, the Company acquired all of the issued and outstanding shares of common stock of Bank of Los Angeles, a California state-chartered bank operating in the western part of Los Angeles County ("BKLA"), through the merger of BKLA with and into SMB with SMB being the surviving corporation (the "BKLA Acquisition"). The exchange ratio was 0.4224 shares of Company Common Stock issued for each share of common stock of BKLA ("BKLA Common Stock"), pursuant to which approximately 2,214,350 shares of Company Common Stock were issued as consideration to holders of BKLA Common Stock and all of the then issued and outstanding shares of BKLA Common Stock were cancelled. The BKLA Acquisition was accounted for using the pooling-of-interests method of accounting. The financial information as of all dates and for all periods prior to the BKLA Acquisition presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company and BKLA as if the BKLA Acquisition had been in effect as of all dates and for all periods presented.

  PNB MERGER

    On December 30, 1998, PNB Financial Group, Inc. ("PNB"), a bank holding company, merged with and into the Company (the "PNB Merger") in a transaction accounted for using the pooling-of-interests method of accounting. In the PNB Merger, 2,779,733 shares of Company Common Stock were issued based on a 1-for-1 exchange ratio, and all of the then outstanding shares of common stock of PNB ("PNB Common Stock") were cancelled. All options to purchase shares of PNB Common Stock were converted to options to purchase shares of Company Common Stock. On February 26, 1999, the Company merged Pacific National Bank, a wholly-owned subsidiary of PNB prior to the PNB Merger ("Pacific"), with and into SCB (the "Pacific Merger"). In connection with the Pacific Merger, the Beverly Hills branch of Pacific was sold to SMB and the Orange and Newport Beach branch offices of Pacific were consolidated with branches of SCB.

    The financial information as of all dates and for all periods prior to the PNB Merger presented herein has been restated to reflect the combined consolidated financial condition and results of operations of the Company and PNB as if the PNB Merger had been in effect as of all dates and for all periods presented.

NOTE 3--UNAUDITED SUMMARY PRO FORMA DATA

    The following table shows unaudited summary pro forma income statement information for the three month period ended March 31, 1998, as if the SMB Acquisition was consummated at the beginning of the period compared to the actual results for the same period in 1999. As the SMB Acquisition was consummated on January 27, 1998, results for the Company for the three month period ended March 31, 1998, already include the results of SMB for the months of February and March. January results for SMB and an additional month of amortization of purchase accounting entries are included in the pro forma results for the three months ended March 31, 1998. The pro forma income statement adjustments included below are based on management's estimates of costs and the fair value adjustments associated with this transaction. The Company's cost and fair value estimates may differ in the future, based on additional facts

                                 MARCH 31, 1999

NOTE 3--UNAUDITED SUMMARY PRO FORMA DATA (CONTINUED) and information, such that actual cost could differ and hence are forward-looking. Readers are cautioned that the type and amount of actual costs incurred could vary materially from these estimates if future developments differ from the underlying assumptions used by management in determining the current estimate of these costs. The unaudited summary pro forma income statement information is not necessarily indicative of the results that would have occurred had the SMB Acquisition been consummated on the dates indicated or that may be achieved in the future.

  UNAUDITED SUMMARY PRO FORMA INCOME STATEMENT INFORMATION

                                                                  ACTUAL        PRO FORMA
                                                               THREE MONTHS   THREE MONTHS
                                                                ENDED MARCH    ENDED MARCH
                                                                    31,            31,
                                                                   1999           1998
                                                               -------------  -------------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
Interest income..............................................    $  43,564      $  46,547
Interest expense.............................................       10,332         12,848
                                                               -------------  -------------
  Net interest income........................................       33,232         33,699
Provision for loan and lease losses..........................          675            380
                                                               -------------  -------------
  Net interest income after provision for loan and lease
    losses...................................................       32,557         33,319
Noninterest income...........................................       10,881          9,773
Noninterest expense..........................................       26,030         28,125
                                                               -------------  -------------
  Income before taxes........................................       17,408         14,967
Income tax expense...........................................        8,388          7,137
                                                               -------------  -------------
  Net income.................................................    $   9,020      $   7,830
                                                               -------------  -------------
                                                               -------------  -------------
Net income per share:
  Basic......................................................    $    0.43      $    0.39
  Diluted....................................................    $    0.43      $    0.37
Weighted average shares outstanding:
  Basic......................................................     20,888.6       20,228.8
  Diluted....................................................     21,167.6       20,892.8

NOTE 4--STATEMENT OF COMPREHENSIVE INCOME

    Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on

                                 MARCH 31, 1999

NOTE 4--STATEMENT OF COMPREHENSIVE INCOME (CONTINUED) investments in certain debt and equity securities (i.e., securities available for sale). The Company's statement of comprehensive income for the periods presented is as follows:

                                                                               THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Net income...............................................................  $   9,020  $   7,949
Other comprehensive income (loss), net of related income taxes:
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period............     (1,719)       167
  Less reclassification of realized gains included in income.............     --            (93)
                                                                           ---------  ---------
                                                                              (1,719)        74
                                                                           ---------  ---------
Comprehensive income.....................................................  $   7,301  $   8,023
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 5--NET INCOME PER SHARE

    The following is a summary of the calculation of basic and diluted net income per share for the three month periods ended March 31, 1999 and 1998:

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        --------------------
                                                                          1999       1998
                                                                        ---------  ---------
                                                                           (IN THOUSANDS,
                                                                          EXCEPT PER SHARE
                                                                              AMOUNTS)
Net income............................................................  $   9,020  $   7,949
                                                                        ---------  ---------
                                                                        ---------  ---------
Weighted average shares outstanding...................................   20,888.6   18,568.6
                                                                        ---------  ---------
                                                                        ---------  ---------
Basic net income per share............................................  $    0.43  $    0.43
                                                                        ---------  ---------
                                                                        ---------  ---------
Weighted average shares outstanding...................................   20,888.6   18,568.6
Effect of dilutive stock options and warrants.........................      279.0      664.0
                                                                        ---------  ---------
Diluted shares outstanding............................................   21,167.6   19,232.6
                                                                        ---------  ---------
                                                                        ---------  ---------
Diluted net income per share..........................................  $    0.43  $    0.41
                                                                        ---------  ---------
                                                                        ---------  ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

    The following tables and data set forth certain statistical information relating to the Company as of March 31, 1999, and for the three month periods ended March 31, 1999, and March 31, 1998. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as of March 31, 1999, included herein and the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

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

    Since December 31, 1998, the Company's total assets have declined by approximately $89.6 million. The major components of this decline in assets are a decrease of approximately $60.2 million in securities available for sale and a decrease of approximately $31.1 million in loans held for sale. The reduction in securities resulted primarily from maturities and principal payments of approximately $163.8 million offset partially by purchases of approximately $106.4 million in securities available for sale. The reduction in loans held for sale occurred primarily as a result of the seasonality of the mortgage business.

    Since December 31, 1998, the Company's total deposits have declined by approximately $88.3 million including a decline of approximately $23.8 million in interest bearing deposits. This decline resulted primarily from the seasonality of deposits with the first quarter generally being lower than the end of a year and some deposit run off due to the closure of branches associated with the PNB Merger and the BKLA Acquisition.

    Consolidated net income for the quarter ended March 31, 1999, was $9,020,000 or $0.43 per diluted share. This compares with consolidated net income of $7,949,000 or $0.41 per diluted share, for the quarter ended March 31, 1998. Consolidated net income, before goodwill amortization, for the same three month periods in 1999 and 1998 was $11,758,000 and $10,022,000, respectively, or $0.55 and $0.52 per diluted share, respectively.

    During the first quarter of 1999, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.225 per common share which was paid on March 26, 1999, to shareholders of record on March 5, 1999.

  RESULTS OF OPERATIONS

    OPERATING INCOME. The Company defines operating income as net income before goodwill amortization and after-tax merger costs and litigation costs. The Company's operating return on average tangible assets was 2.01% in the first quarter of 1999 versus 1.83% in the first quarter of 1998 and 1.88% in the fourth quarter of 1998. As a result of the integration of BKLA at the end of last year, the operating efficiency ratio improved from 57.4% in the first quarter of 1998 to 55.0% in the fourth quarter of 1998 to

52.8% in the first quarter of 1999. These improvements are a result of improved credit quality, a higher net interest margin, acquisition consolidations and general improvements in efficiency.

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        --------------------
                                                                          1999       1998
                                                                        ---------  ---------
PER SHARE INFORMATION:
  Number of shares (weighted average, in thousands)...................   20,888.6   18,568.6
  Diluted shares (weighted average, in thousands).....................   21,167.6   19,232.6
  Basic income per share..............................................  $    0.43  $    0.43
  Diluted income per share............................................  $    0.43  $    0.41
  Before goodwill amortization
    Basic income per share............................................  $    0.56  $    0.54
    Diluted income per share..........................................  $    0.55  $    0.52
PROFITABILITY MEASURES:
  Return on average assets............................................       1.46%      1.38%
  Return on average equity............................................       10.2%      11.3%
  Before goodwill amortization
    Return on average tangible assets.................................       2.01%      1.83%
    Return on average equity..........................................       13.3%      14.2%
    Efficiency ratio..................................................       52.8%      57.4%
ADJUSTMENTS TO NET INCOME (IN THOUSANDS):
  Net income..........................................................  $   9,020  $   7,949
  Goodwill amortization...............................................      2,738      2,073
                                                                        ---------  ---------
    Adjusted net income...............................................  $  11,758  $  10,022
                                                                        ---------  ---------
                                                                        ---------  ---------
REVENUES (IN THOUSANDS):
  Net interest income.................................................  $  33,232  $  30,964
  Noninterest income..................................................     10,881      9,159
                                                                        ---------  ---------
    Revenues..........................................................  $  44,113  $  40,123
                                                                        ---------  ---------
                                                                        ---------  ---------
ADJUSTMENTS TO EXPENSES (IN THOUSANDS):
  Noninterest expense.................................................  $  26,030  $  25,098
  Goodwill amortization...............................................     (2,738)    (2,073)
                                                                        ---------  ---------
    Adjusted expenses.................................................  $  23,292  $  23,025
                                                                        ---------  ---------
                                                                        ---------  ---------

    Profits for the Company are dependent on loan growth, controlling costs and continual efforts to prevent any unexpected loan and lease losses that would require additions to the allowance for loan and lease losses ("ALLL") and, to a lesser extent, gain on sale of loans and the processing fees collected on the related loans from the Company's mortgage banking segment. The Company believes that the demand for loans has increased in the Company's primary market areas due to the growth in the Southern California economy along with the ability of the Company's customers to participate in that growth. However, the perceived increase for the demand for loans is tempered by the highly competitive banking marketplace and the Company's desire to maintain strong credit quality standards. These factors contributed to the Company's loans and leases held for investment growth of approximately one percent since December 31, 1998. As a result of the increase in loans and the decline in deposits, the Company's loan-to-deposit ratio, excluding loans held for sale, has increased from 76.8% as of December 31, 1998, to 80.7% as of March 31, 1999.

    SEGMENT INFORMATION. The Company operates in two business segments: banking and mortgage banking. These segments are managed separately because they require different resources and service different markets. The mortgage banking segment was acquired through the PNB Merger which was consummated on December 30, 1998.

    The banking segment provides traditional banking services and products to banking customers in the markets served by the Banks. These services and products include deposits, commercial loans, real estate loans, consumer loans, leases, and trust and escrow services. In addition, the Banks maintain investment portfolios consisting of different types of debt obligations and equity securities. The banking segment derives its income primarily from the interest it earns on loans and investments and fees for services provided. These revenues are offset by interest expense on deposits and borrowings. In addition, the banking segment provides for losses on loans and leases. The significant general and administrative expenses of the banking segment include salaries and benefits, occupancy, communications, professional services, data processing and regulatory assessments. Goodwill amortization is allocated to the banking segment as such expense relates to acquisition of banking organizations.

    The Company provides mortgage banking services through a division of SCB under the name PNB Mortgage. The mortgage banking segment originates residential mortgage loans for sale to third parties on a servicing-released basis, which are funded by the banking segment, and derives its income from the gain on sale of loans and processing fees on the related loans. PNB Mortgage does not retain the servicing on the mortgage loans it sells. The gain on sale of loans, which is the main source of revenue for the mortgage banking segment, is offset by general and administrative expenses which include salaries and benefits, occupancy, insurance and professional services. The mortgage banking segment provides for losses on sold loans to indemnify investors against losses stemming from recourse and breaches of representations or warranties.

    Income taxes are allocated to each segment based on their separate income or loss before income taxes. The Company evaluates segment performance based on the net income of each segment. The Company does not allocate the interest income earned on mortgage loans held for sale or the interest expense related to the cost of funding the mortgage banking segment's originations. There are no other intersegment sales, revenues or transfers.

    The following table reconciles significant portions, but not all, of the banking and mortgage banking segments' financial information.

                                                    REVENUE (EXPENSE)
                                   EXTERNAL             FROM OTHER
                                  REVENUE(1)         OPERATING UNITS          NET INCOME           TOTAL ASSETS
                             --------------------  --------------------  --------------------  --------------------
                                                      AT OR FOR THE PERIOD ENDED MARCH 31,
                             --------------------------------------------------------------------------------------
                               1999       1998       1999       1998       1999       1998       1999       1998
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                 (IN THOUSANDS)
BUSINESS SEGMENT
Banking....................  $  38,349  $  35,421  $  --      $  --      $   8,170  $   7,205  $2,391,458 $2,517,583
Mortgage Banking...........      5,764      4,702     --         --            850        744    104,779    103,381
Eliminations...............     --         --         --         --         --         --         --         --
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Totals.....................  $  44,113  $  40,123  $  --      $  --      $   9,020  $   7,949  $2,496,237 $2,620,964
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

------------------------

(1) Net interest income and noninterest income.

    NET INTEREST INCOME. Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three months ended March 31,

1999 and March 31, 1998, respectively. Nonaccrual loans are included in the average earning assets amounts.

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    --------------------
                                                                      1999       1998
                                                                    ---------  ---------
                                                                       (IN THOUSANDS)
AVERAGE BALANCE SHEETS
Average assets:
Loans and leases, net of deferred fees and costs..................  $1,673,054 $1,389,332
Mortgage loans held for sale......................................    104,941     90,295
Investments.......................................................    255,851    331,842
Federal funds sold................................................    151,755    203,146
                                                                    ---------  ---------
  Average earning assets..........................................  2,185,601  2,014,615
Goodwill..........................................................    143,976    113,819
Other assets (including the allowance for loan and lease
  losses).........................................................    182,710    211,430
                                                                    ---------  ---------
  Average total assets............................................  $2,512,287 $2,339,864
                                                                    ---------  ---------
                                                                    ---------  ---------
Average liabilities and shareholders' equity:
Noninterest bearing deposits......................................  $ 786,041  $ 715,851
Interest bearing deposits.........................................  1,297,477  1,283,105
                                                                    ---------  ---------
  Average deposits................................................  2,083,518  1,998,956
Other interest bearing liabilities................................     37,395     27,919
Other liabilities.................................................     33,281     27,348
                                                                    ---------  ---------
  Average liabilities.............................................  2,154,194  2,054,223
                                                                    ---------  ---------
Shareholders' equity..............................................    358,093    285,641
  Average liabilities and shareholders' equity....................  $2,512,287 $2,339,864
                                                                    ---------  ---------
                                                                    ---------  ---------
YIELD ANALYSIS:
  (Dollars in millions)
Average earning assets............................................  $ 2,185.6  $ 2,014.6
  Yield...........................................................       8.08%      8.58%
Average interest bearing deposits.................................  $ 1,297.5  $ 1,283.1
  Cost............................................................       3.13%      3.54%
Average deposits..................................................  $ 2,083.5  $ 1,999.0
  Cost............................................................       1.95%      2.27%
Average interest bearing liabilities..............................  $ 1,334.9  $ 1,311.0
  Cost............................................................       3.14%      3.60%
Interest spread...................................................       4.94%      4.98%
Net interest margin...............................................       6.17%      6.23%

    Interest income increased by approximately $948,000 from $42.6 million for the first quarter of 1998 to $43.6 million for the same period of 1999. The increase was due mostly to an increase of approximately $171.0 million in average earning assets as a result of the SMB Acquisition which was consummated on January 27, 1998. This increase was limited by a decline in the Company's yield on average earning assets from 8.58 percent in the first quarter of 1998 to 8.08 percent in the first quarter of 1999. The Company attributes this decline primarily to the affect of the overall decline in the market interest rates experienced at the end of 1998.

    Interest expense decreased by approximately $1.3 million from $11.7 million for the first quarter of 1998 to $10.3 million for the same period of 1999. This decrease is due primarily to a decline in the cost of average interest bearing liabilities from 3.60% to 3.14% over the same periods of time as a result of the above mentioned decline in the general level of interest rates. The decrease in the Company's interest expenses was partially offset by the impact of the increase in average interest bearing liabilities of approximately $23.9 million from the 1998 period compared to the 1999 period due mostly to the SMB Acquisition.

    NONINTEREST INCOME. The following table sets forth the details of noninterest income for the three months ended March 31, 1999 and March 31, 1998. As Santa Monica Bank was acquired on January 27, 1998, the results for 1998 only includes two months of noninterest income from Santa Monica Bank. For purposes of this analysis, the "Pro Forma Company" column for 1998 combines the historical results for the Company for the 1998 period with Santa Monica Bank's results for January 1998:

                                             THREE                     THREE        THREE
                                            MONTHS                    MONTHS       MONTHS
                                             ENDED        SANTA        ENDED        ENDED
                                           MARCH 31,     MONICA      MARCH 31,    MARCH 31,
                                             1998         BANK         1998         1999
                                          CONSOLIDATED   JANUARY     PRO FORMA   CONSOLIDATED  INCREASE
                                            COMPANY       1998        COMPANY      COMPANY    (DECREASE)
                                          -----------  -----------  -----------  -----------  -----------
                                                                  (IN THOUSANDS)
Service charges and fees on deposits....   $   2,434    $     268    $   2,702    $   2,445    $    (257)
Trust fees..............................         637          284          921        1,095          174
Escrow fees.............................         259       --              259          215          (44)
Mortgage related fees and commissions...       1,617                     1,617        2,231          614
Other fees and charges..................         730           43          773        1,063          290
Gain on sale of loans...................       3,233       --            3,233        3,533          300
Net securities gains....................         124       --              124       --             (124)
Other income............................         125           19          144          299          155
                                          -----------       -----   -----------  -----------  -----------
  Total noninterest income..............   $   9,159    $     614    $   9,773    $  10,881    $   1,108
                                          -----------       -----   -----------  -----------  -----------
                                          -----------       -----   -----------  -----------  -----------

    On a pro forma basis with Santa Monica Bank, total noninterest income increased approximately $1.1 million from $9.8 million to $10.9 million, or 11 percent, from the three months ended March 31, 1998 to the three months ended March 31, 1999. Of this increase, $914,000 represents an increase in mortgage related fees and commissions and gain on sale of loans achieved through the Company's mortgage banking business conducted by PNB Mortgage, a division of SCB. This reflects the growth in the mortgage business and the improved pricing obtained in the 1999 period. Mortgage originations increased from approximately $347 million in the first quarter of 1998 to approximately $386 million in the first quarter of 1999, or 11.2 percent. The decline in service charges and fees on deposits of approximately $257,000 is mostly a result of the decline in deposits. The increase in trust fees of approximately $174,000 is a result of the increase in assets under administration from approximately $748 million at March 31, 1998 to approximately $784 million at March 31, 1999 and a 10.5 percent increase in assets under management over the same period from approximately $465 million to approximately $514 million. There were no security sales during the first quarter of 1999 and the increase in other income consists of various smaller items.

    NONINTEREST EXPENSE. The following table sets forth the details of noninterest expense for the three months ended March 31, 1999 and March 31, 1998. As Santa Monica Bank was acquired on January 27, 1998, the results for 1998 only includes two months of noninterest expense from Santa Monica Bank. For purposes of this analysis, the "Pro Forma Company" column for 1998 combines the historical results for the Company for the 1998 period with Santa Monica Bank's results for January 1998:

                                             THREE                     THREE        THREE
                                            MONTHS                    MONTHS       MONTHS
                                             ENDED        SANTA        ENDED        ENDED
                                           MARCH 31,     MONICA      MARCH 31,    MARCH 31,
                                             1998         BANK         1998         1999
                                          CONSOLIDATED   JANUARY     PRO FORMA   CONSOLIDATED  INCREASE
                                            COMPANY       1998        COMPANY      COMPANY    (DECREASE)
                                          -----------  -----------  -----------  -----------  -----------
                                                                  (IN THOUSANDS)
Salaries and benefits...................   $  13,333    $   1,112    $  14,445    $  14,252    $    (193)
Occupancy, furniture and equipment......       3,529          370        3,899        3,318         (581)
Advertising and business development....         429           58          487          465          (22)
Other real estate owned.................         198            9          207         (368)        (575)
Professional services...................       1,283           73        1,356          760         (596)
Telephone, stationery and supplies......       1,043           55        1,098        1,387          289
Data processing.........................         558           17          575          560          (15)
Customer services cost..................         717            8          725          877          152
Other...................................       1,935          231        2,166        2,041         (125)
                                          -----------  -----------  -----------  -----------  -----------
  Total operating noninterest expense...      23,025        1,933       24,958       23,292       (1,666)
  Goodwill amortization.................       2,073          665        2,738        2,738       --
  Merger related costs..................      --              429          429       --             (429)
                                          -----------  -----------  -----------  -----------  -----------
  Total noninterest expense.............   $  25,098    $   3,027    $  28,125    $  26,030    $  (2,095)
                                          -----------  -----------  -----------  -----------  -----------
                                          -----------  -----------  -----------  -----------  -----------

    On a pro forma basis with Santa Monica Bank total operating noninterest expense decreased approximately $1.7 million from $25.0 million to $23.3 million, or 6.7%, from the three months ended March 31, 1998 to the three months ended March 31, 1999. The decrease in operating expenses in almost all categories is primarily a result of the integration of the banks acquired by the Company in 1998. As of the end of February 1999, the operations of the Company and the Banks have been fully integrated. The decrease in other real estate owned is due mainly to the Company recognizing a gain of approximately $350,000 on the sale of one other real estate owned asset in the first quarter of 1999 which is recorded as a reduction of noninterest expense.

    The efficiency ratio (operating expense before goodwill amortization and merger costs divided by net interest income plus noninterest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. Due to the efficiency improvements discussed above, the Company's efficiency ratio improved from 57.4% in the first quarter of 1998 to 52.8% in the first quarter of 1999.

    INCOME TAXES. The Company's normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. The Company's actual effective income tax rates were 48.2% and 46.0% for the three months ended March 31, 1999 and 1998, respectively. The actual effective tax rates are higher than the normal effective tax rate largely as a result of nondeductible goodwill.

BALANCE SHEET ANALYSIS

    CREDIT QUALITY. The Company defines nonperforming assets to include (i) loans on which it has ceased to accrue interest ("Nonaccrual Loans") and (ii) assets acquired through foreclosure including other real estate owned. "Impaired loans" are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category of "non accrual loans," although the two categories overlap. "Nonaccrual loans" include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or
(ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan.

    Planned-workout arrangements are currently in place for all nonperforming assets. Management is not aware of any additional significant loss potential that has not already been included in the estimation of the allowance for loan and lease losses ("ALLL").

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

CREDIT QUALITY MEASURES
  (DOLLARS IN THOUSANDS)

                                                                    QUARTER ENDED
                                       ------------------------------------------------------------------------
                                         31-MAR      31-DEC       30-SEP      30-JUN      31-MAR      31-DEC
                                          1999        1998         1998        1998        1998        1997
                                       ----------  -----------  ----------  ----------  ----------  -----------
Loans past due 90 days or more and
  still accruing.....................  $      250  $     1,007  $      937  $    3,389  $    1,285  $       363
Nonaccrual loans and leases..........      15,474       14,929      16,099      17,332      15,441(a)      12,990
Other real estate owned..............       4,140        4,361       6,010       7,584      10,525(b)       8,212
                                       ----------  -----------  ----------  ----------  ----------  -----------
  Nonperforming assets...............      19,614       19,290      22,109      24,916      25,966       21,202
Impaired loans gross.................      25,236       23,874      16,353      20,416      22,083       20,347
Allocated reserves...................       3,883        3,254       1,515       2,886       1,363        1,418
                                       ----------  -----------  ----------  ----------  ----------  -----------
  Net investment in impaired loans...      21,353       20,620      14,838      17,530      20,720       18,929
Charge-offs..........................         693        1,243       4,488         827         653        1,641
Recoveries...........................       1,734        2,062         580         350         709          684
                                       ----------  -----------  ----------  ----------  ----------  -----------
  Net charge-offs (recoveries).......      (1,041)        (819)      3,908         477         (56)         957
Allowance for loan and lease
  losses.............................      28,459       26,743      25,624      29,157      29,284       20,271
Loans and leases, net of deferred
  fees and costs (c).................   1,680,789    1,668,954   1,604,474   1,554,796   1,520,065    1,141,192
Average loans and leases for the
  quarter, net of deferred fees and
  costs..............................   1,673,054    1,609,542   1,571,254   1,536,087   1,389,332    1,097,521
ALLL to loans and leases.............        1.69%        1.60%       1.60%       1.88%       1.93%        1.78%
ALLL to nonaccrual loans and
  leases.............................       183.9%       179.1%      159.2%      168.2%      189.7%       156.1%
ALLL to nonperforming assets.........       145.1%       138.6%      115.9%      117.0%      112.8%        95.6%
Nonperforming assets to loans, leases
  and OREO...........................        1.16%        1.15%       1.37%       1.59%       1.70%        1.84%
Annualized net charge-offs
  (recoveries) to average loans and
  leases.............................       (0.25%)       (0.20%)       0.99%       0.12%      (0.02%)        0.35%
Full year net charge-offs to average
  loans and leases...................                     0.23%                                            0.46%
Average loans and leases for the
  year, net of deferred fees and
  costs..............................              $ 1,527,243                                      $ 1,051,588

--------------------------

(a) Includes approximately $2.2 million related to the January 27, 1998 SMB Acquisition.

(b) Includes approximately $3.3 million related to the January 27, 1998 SMB Acquisition.

(c) Does not include loans held for sale.

    Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are well-secured and in the process of collection or renewal.

    On March 31, 1999, the Company had approximately $25,236,000 of loans, which were considered impaired, including $15,474,000 of loans on nonaccrual status, compared to $23,874,000 of impaired loans at December 31, 1998. The ALLL at March 31, 1999, includes specific reserves of approximately $3,883,000 established for certain impaired loans. Nonperforming assets increased approximately $324,000 from $19,290,000 at December 31, 1998, to $19,614,000 at March 31, 1999. This increase is a result of nonaccrual loans and leases increasing $545,000 to $15,474,000 and other real estate owned decreasing $212,000 to $4,141,000 at March 31, 1999.

    ALLOWANCE FOR LOAN AND LEASE LOSSES. The Company has established a monitoring system for its loans in order to identify impaired loans, and potential problem loans and to permit periodic evaluation of impairment and the adequacy of the ALLL in a timely manner. The monitoring system and ALLL methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the ALLL. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to the Company's unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio risk levels of particular loan categories, internal loan review and management oversight.

    The percentage of allowance for loan and lease losses to loans and leases was 1.69% at March 31, 1999, an increase from 1.60% at the end of 1998. Nonperforming assets remained essentially steady from the end of 1998 at $19,290,000 or 1.15% of total loans, leases and OREO versus $19,614,000 at March 31, 1999 or 1.16% of total loans, leases and OREO. The Company had net recoveries during the first quarter of 1999 of $1,041,000 representing an annualized net recovery rate of 0.25% of average loans. With the provision for loan and lease losses of $675,000 for the first quarter of 1999 and net recoveries, the allowance for loan and lease losses increased $1,716,000 from $26,743,000 at December 31, 1998 to $28,459,000 at March 31, 1999. The allowance as a percentage of nonperforming assets increased to 145.1% at March 31, 1999 from 138.6% at December 31, 1998. Management believes that the allowance for loan and lease losses of $28,459,000 at March 31, 1999, is adequate based on the Company's quarterly migration analysis of loan and lease losses, improved economic conditions and continued adherence to established credit policies.

    REGULATORY MATTERS. The regulatory capital guidelines as well as the actual regulatory capital ratios for SCB, SMB and the Company on a consolidated basis as of March 31, 1999, are as follows:

                                                 REGULATORY REQUIREMENTS                  ACTUAL
                                                --------------------------  -----------------------------------
                                                 ADEQUATELY       WELL
                                                 CAPITALIZED   CAPITALIZED     SCB        SMB     CONSOLIDATED
                                                -------------  -----------  ---------  ---------  -------------
                                                (GREATER THAN OR EQUAL TO
                                                    STATED PERCENTAGE)
Detailed computations of
  Tier 1 leverage capital ratio...............         4.00%         5.00%       9.52%      8.31%        9.04%
  Tier 1 risk-based capital ratio.............         4.00%         6.00%      11.26%      9.91%       10.69%
Total risk-based capital......................         8.00%        10.00%      12.51%     11.16%       11.94%

    LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISK. On a stand-alone basis, the Company's sources of liquidity include dividends from the Banks and outside borrowings. The amount of dividends that the Banks can pay to the Company is restricted by regulatory guidelines.

    The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities at the Banks. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

    Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in federal funds sold, certificates of deposit with other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and investment securities available for sale) as a percent of total deposits were 24.6% and 26.7% as of March 31, 1999 and December 31, 1998, respectively.

    Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. At December 31, 1998 and March 31, 1999, the Company had no material on or off balance sheet derivatives. However, the Company is party to an interest rate swap with a notional amount of $20 million intended to reduce the impact of decreasing interest rates on the balance sheet and maintains forward contracts through the normal course of the mortgage banking business to mitigate the exposure to fluctuating interest rates in the origination and selling of mortgage loans. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, FRB and FHLB stock, investment securities, deposits and borrowings in addition to the swap and forward contracts. At December 31, 1998, the Company reported that it had $2.4 billion in interest sensitive assets and $1.3 billion in interest sensitive liabilities. At March 31, 1999, the Company's interest sensitive assets and interest sensitive liabilities totaled approximately $2.3 billion and $1.3 billion, respectively.

    The yield on interest sensitive assets and the cost of interest sensitive liabilities for the first quarter of 1999 was 8.08% and 3.14%, respectively, compared to 7.90% and 2.83%, respectively, at December 31, 1998. The increase in the yield on interest sensitive assets is primarily a result of the percentage of average loans to average interest sensitive assets increasing from approximately 76.7% at December 31, 1998 to 81.4% for the quarter ended March 31, 1999. The increase in the cost of interest sensitive liabilities is primarily a result of the increase in higher cost accounts as a percentage of interest bearing liabilities over the same period.

    The Company's interest sensitive assets and interest sensitive liabilities were reported to have estimated fair values of $2.3 billion and $1.3 billion, respectively, at December 31, 1998. Because of the slight change in market interest rates since December 31, 1998 and consistent contractual maturities, management believes that there has been no material change in the difference between the book value of the interest sensitive assets and liabilities and their estimated fair values.

YEAR 2000 READINESS DISCLOSURE

    In order to address the Year 2000 issues facing the Company, the management of the Company initiated a program to prepare the Company's computer systems and applications for the Year 2000 (the "Year 2000 Plan"). The Company has divided its Year 2000 Plan into five phases, and the Company charts it progress in each of those phases for mission critical and other systems and applications. The following is the Company's progress in each of the phases as an approximate percentage of completion of that phase as of May 3, 1999.

                                                                     APPROXIMATE
                                                               PERCENTAGE OF COMPLETION
                                                         ------------------------------------
                                                                               ALL SYSTEMS
                                                         MISSION CRITICAL   INCLUDING MISSION
PHASE                                                         SYSTEMS       CRITICAL SYSTEMS
-------------------------------------------------------  -----------------  -----------------
Awareness..............................................            100%               100%
Assessment.............................................            100%               100%
Renovation.............................................            100%                99%
Validation.............................................             87%                62%
Implementation.........................................             79%                79%

    Pursuant to the Year 2000 Plan, the Company has substantially completed validation of its mission-critical systems and the computer-related interactive vendor systems and expects to substantially complete all validation by June 30, 1999. In addition, the Company expects to substantially complete each phase of its Year 2000 Plan for its mission critical systems by June 30, 1999. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare for the Year 2000. Validation and conversion of primary system applications and hardware is expected to cost approximately $1.1 million, of which approximately $357,000 has been spent through May 3, 1999. The estimated balance is expected to be spent during the remainder of fiscal 1999. This cost estimate does not include costs associated with infrastructure and facilities enhancements required in connection with operational consolidations due to the Company's prior, current or future acquisitions. A significant portion of the cost to the Company in connection with becoming Year 2000 ready is expected to be derived from the redeployment of existing technology and operations resources rather than incremental costs to the Company.

    Except as set forth herein, there has been no material change in the Year 2000 disclosure provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 concerning the Company's Year 2000 risks and preparedness.

    Although the Company believes that its Year 2000 Plan and other steps being taken are adequate to ensure that it will not be materially affected by the Year 2000 problem, there can be no assurance that the Year 2000 Plan and the Company's other Year 2000 remedial and contingency plans will fully protect the Company from the risks associated with the Year 2000 problem. The analysis of, and preparation for, the Year 2000 and related problems necessarily rely on a variety of assumptions about future events, and there can be no assurance that the Company's management has accurately predicted such future events or that the remedial and contingency plans of the Company will adequately address such future events. In the event that the businesses of the Company, suppliers of the Company or customers of the Company are disrupted as a result of the Year 2000 problem, such disruption could have a material adverse effect on the Company.

    The foregoing discussion is a Year 2000 disclosure, subject to the provisions of the Year 2000 Information and Readiness Disclosure Act.

QUARTERLY UNAUDITED CONDENSED STATEMENTS OF INCOME AND OTHER FINANCIAL
  INFORMATION

    The following tables present quarterly financial statement information for the 1998 fiscal year restated for the PNB Merger and the BKLA Acquisition, each of which was accounted for under the pooling-of-interests method of accounting.

                                                          Q4 98      Q3 98      Q2 98      Q1 98
                                                        ---------  ---------  ---------  ---------
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans and leases...............  $  38,637  $  39,111  $  38,610  $  35,125
  Interest on interest bearing deposits...............         38         16         14         24
  Interest on investment securities...................      4,621      4,701      4,549      4,701
  Interest on federal funds sold......................      2,418      2,879      3,418      2,766
                                                        ---------  ---------  ---------  ---------
    Total interest income.............................     45,714     46,707     46,591     42,616
INTEREST EXPENSE:
  Interest expense on deposits........................     11,388     11,769     11,857     11,205
  Interest expense on borrowed funds..................        669        641        544        447
                                                        ---------  ---------  ---------  ---------
    Total interest expense............................     12,057     12,410     12,401     11,652
                                                        ---------  ---------  ---------  ---------
NET INTEREST INCOME:..................................     33,657     34,297     34,190     30,964
  Less: provision for loan and lease losses...........        300        375        350        300
                                                        ---------  ---------  ---------  ---------
Net interest income after provision for loan and lease
  losses..............................................     33,357     33,922     33,840     30,664
NONINTEREST INCOME:
  Service charges and fees on deposit accounts........      2,508      2,324      2,545      2,434
  Trust fees..........................................        900        979        978        637
  Escrow fees.........................................        223        217        273        259
  Mortgage related fees and commissions...............      2,133      1,833      1,960      1,617
  Other fees and charges..............................      1,137      1,337      1,024        730
  Gain on sale of loans...............................      4,411      4,390      3,908      3,233
  Net securities gains................................      1,073        277         76        124
  Other income........................................        629        225        337        125
                                                        ---------  ---------  ---------  ---------
    Total noninterest income..........................     13,014     11,582     11,101      9,159
NONINTEREST EXPENSE:
  Salaries and benefits...............................     14,169     13,267     14,439     13,333
  Occupancy, furniture and equipment..................      3,702      3,654      3,999      3,529
  Advertising and business development................        562        262        456        429
  Other real estate owned.............................         99        (35)      (354)       198
  Professional services...............................        978        814        835      1,283
  Telephone, stationery and supplies..................      1,121      1,125      1,045      1,043
  Goodwill amortization...............................      2,732      2,722      2,725      2,073
  Data processing.....................................        779        610        568        558
  Customer services cost..............................        922        826        989        717
  Legal settlement costs..............................      4,100     --         --         --
  Merger costs........................................     17,799         60         79     --
  Other...............................................      3,318      3,755      2,930      1,935
                                                        ---------  ---------  ---------  ---------
    Total noninterest expense.........................     50,281     27,060     27,711     25,098
                                                        ---------  ---------  ---------  ---------
  Income (loss) before income taxes...................     (3,910)    18,444     17,230     14,725
  Income taxes........................................      2,603      8,830      8,124      6,776
                                                        ---------  ---------  ---------  ---------
  Net income (loss)...................................  $  (6,513) $   9,614  $   9,106  $   7,949
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------

                                                          Q4 98      Q3 98      Q2 98      Q1 98
                                                        ---------  ---------  ---------  ---------
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
  Weighted average common shares outstanding:
    Basic.............................................   20,741.3   20,548.3   20,451.9   18,568.6
    Diluted...........................................   21,065.4   21,110.5   21,127.2   19,232.6
  Net income (loss) per share:
    Basic.............................................  $   (0.31) $    0.47  $    0.45  $    0.43
    Diluted...........................................  $   (0.31) $    0.46  $    0.43  $    0.41
ADJUSTMENTS TO NET INCOME (IN THOUSANDS):
  Net income (loss)...................................  $  (6,513) $   9,614  $   9,106  $   7,949
  Litigation settlement costs.........................      4,100     --         --         --
  Merger costs........................................     17,799         60         79     --
    Tax benefits......................................      6,571     --         --         --
                                                        ---------  ---------  ---------  ---------
  After tax merger costs and litigation settlement
    costs.............................................     15,328         60         79     --
  Goodwill amortization...............................      2,732      2,722      2,725      2,073
                                                        ---------  ---------  ---------  ---------
    Adjusted net income...............................  $  11,547  $  12,396  $  11,910  $  10,022
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------
PER SHARE INFORMATION:
  Number of shares (weighted average, in thousands)...   20,741.3   20,548.3   20,451.9   18,568.6
  Diluted shares (weighted average, in thousands).....   21,065.4   21,110.5   21,127.2   19,232.6
  Basic income (loss) per share.......................  $   (0.31) $    0.47  $    0.45  $    0.43
  Diluted income (loss) per share.....................  $   (0.31) $    0.46  $    0.43  $    0.41
  Before merger costs and litigation settlement costs
    Basic income per share............................  $    0.42  $    0.47  $    0.45  $    0.43
    Diluted income per share..........................  $    0.42  $    0.46  $    0.43  $    0.41
  Before merger costs, litigation settlement costs and
    goodwill amortization
    Basic income per share............................  $    0.56  $    0.60  $    0.58  $    0.54
    Diluted income per share..........................  $    0.55  $    0.59  $    0.56  $    0.52
PROFITABILITY MEASURES:
  Return on average assets............................      (1.00%)      1.49%      1.42%      1.38%
  Return on average equity............................       (7.1%)      10.6%      10.4%      11.3%
  Before merger costs and goodwill amortization
    Return on average tangible assets.................       1.88%      2.04%      1.98%      1.83%
    Return on average equity..........................       12.6%      13.7%      13.7%      14.2%
    Efficiency ratio..................................       55.0%      52.9%      55.0%      57.4%

                                                  Q4 98      Q3 98      Q2 98      Q1 98
                                                ---------  ---------  ---------  ---------
                                                              (IN THOUSANDS)
AVERAGE ASSETS
  Loans and leases, net of deferred fees and
    costs.....................................  $1,609,542 $1,571,254 $1,536,087 $1,389,332
  Mortgage loans held for sale................    105,157     91,669     90,041     90,295
  Investments.................................    315,611    327,351    321,070    331,842
  Federal funds sold..........................    205,087    207,812    251,681    203,146
                                                ---------  ---------  ---------  ---------
    Average earning assets....................  2,235,397  2,198,086  2,198,879  2,014,615
  Goodwill....................................    146,159    151,149    152,020    113,819
  Other assets................................    200,510    216,014    215,426    211,430
                                                ---------  ---------  ---------  ---------
    Average total assets......................  $2,582,066 $2,565,249 $2,566,325 $2,339,864
                                                ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------
AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits................  $ 815,430  $ 803,968  $ 791,040  $ 715,851
  Interest-bearing deposits...................  1,348,583  1,345,981  1,372,970  1,283,105
                                                ---------  ---------  ---------  ---------
    Average deposits..........................  2,164,013  2,149,949  2,164,010  1,998,956
  Other interest-bearing liabilities..........     44,177     34,742     29,685     27,919
  Other liabilities...........................     10,553     21,469     22,837     27,348
                                                ---------  ---------  ---------  ---------
    Average liabilities.......................  2,218,743  2,206,160  2,216,532  2,054,223
                                                ---------  ---------  ---------  ---------
  Shareholders' equity........................    363,323    359,089    349,793    285,641
                                                ---------  ---------  ---------  ---------
    Average liabilities and shareholders'
      equity..................................  $2,582,066 $2,565,249 $2,566,325 $2,339,864
                                                ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------
YIELD ANALYSIS
  (Dollars in millions)
Average earning assets........................  $ 2,235.4  $ 2,198.1  $ 2,198.9  $ 2,014.6
  Yield.......................................       8.11%      8.43%      8.50%      8.58%
Average interest-bearing deposits.............  $ 1,348.6  $ 1,346.0  $ 1,373.0  $ 1,283.1
  Cost........................................       3.35%      3.47%      3.46%      3.54%
Average deposits..............................  $ 2,164.0  $ 2,149.9  $ 2,164.0  $ 1,999.0
  Cost........................................       2.09%      2.17%      2.20%      2.27%
Average interest-bearing liabilities..........  $ 1,392.8  $ 1,380.7  $ 1,402.7  $ 1,311.0
  Cost........................................       3.43%      3.57%      3.55%      3.60%
Interest spread...............................       4.68%      4.86%      4.95%      4.98%
Net interest margin...........................       5.97%      6.19%      6.24%      6.23%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    See the section titled "Liquidity, Interest Rate Sensitivity and Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    ROBERT D. SHLENS, AN INDIVIDUAL VS. SMB, CITY NATIONAL BANK AND ROES 1-50, INCLUSIVE, Los Angeles Superior Court Case No. BC 113532. In September of 1994, RTC Mortgage Trust 1994-52 ("RTC") filed an action against Dr. Robert D. Shlens ("Shlens") for, among other things, judicial foreclosure on a deed of trust arising from Shlens' default on an underlying loan in the amount of approximately $3,500,000 originally made by SMB (the "Loan"). RTC successfully moved for summary adjudication on the judicial foreclosure claim, which was recently affirmed on appeal. When a deficiency hearing was held in the matter by the trial court, on April 18, 1997, a deficiency judgment in the amount of $485,905 was entered against Dr. Shlens. However, that judgment was recently reversed by the court of appeal and remanded for a new hearing to determine the fair value of the underlying property and a new deficiency judgment. As of this date, the Company is unaware that any such new hearing has occurred. On or about April 12, 1995, Shlens filed a cross-complaint against, among others, SMB alleging causes of action for negligence, fraud, breach of fiduciary duty, negligent misrepresentation and breach of contract in connection with the Loan. A first amended cross-complaint, alleging similar purported claims, was filed by Shlens on or about August 15, 1995.

    The Loan was entered into between Shlens and SMB on January 22, 1988 and was secured by a deed of trust on certain real property. The Loan and deed of trust were subsequently assigned by SMB to Western Federal Savings & Loan Association. Western Federal Savings & Loan Association subsequently became insolvent and was taken into receivership by the federal government. Plaintiff RTC thereafter acquired various outstanding receivables, including the Loan. Executed contemporaneously with and made part of the deed of trust, was an exculpatory language provision signed by Shlens, the terms of which purportedly shielded Shlens from any personal liability in connection with the loan. Shlens contends that if he is responsible to pay any deficiency to the RTC, liability for this event should be borne by either SMB or the other cross-defendant, the escrow agent in connection with the Loan.

    On January 4, 1996, the Court sustained SMB's demurrer to Shlen's complaint without leave to amend with respect to the fraud and breach of fiduciary duty allegations. As to the negligence claims, the Court sustained the demurrer with leave to amend. However, the Court, on its own motion, determined that the cross-complaint was premature, and accordingly, stayed the entire action (including Shlens' ability to amend the cross-complaint) pending the outcome of Shlens' appeal. Now that the appeal has been resolved, it is expected that the trial court will schedule a status conference for this matter. The Company vigorously denies the allegations made in the cross-complaint.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS

 EXHIBIT
 NUMBER                                             DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
 3.1       Restated Articles of Incorporation of Western Bancorp. (Exhibit 3.1 of the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by this reference)
 3.2       Restated Bylaws of Western Bancorp. (Exhibit 3.2 of Registration Statement No. 333-35271 filed on September 10, 1997 on Form S-4/A and incorporated herein by this reference)
10.1       Monarch Bancorp 1983 Stock Option Plan; Form Incentive Stock Option Agreement and Form
             Nonstatutory Stock Option Agreement. (Exhibit 10.2 of Registration Statement No. 2-85442
             filed on July 27, 1983 on Form S-1 and incorporated herein by reference)
10.2       Third Amendment to Revolving Credit Agreement, First Amendment to Pledge Agreement and Waiver,
             dated January 26, 1997. (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1997 and incorporated herein by this reference)
10.3       1993 Stock Option Plan as Amended May 15, 1996. (Exhibit 10.9 of the Company's Annual Report
             of Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by this reference)
10.4       1993 Stock Option Plan as Amended on March 19, 1998 (Exhibit 10.1 of the Company's Proxy
             Materials for the 1998 Annual Meeting of Shareholders filed on Schedule 14-A and incorporated herein by this reference)
10.5       Executive Salary Continuation Agreement, dated as of January 1, 1988, between National Bank of
             Southern California and Mark H. Stuenkel. (Exhibit 10.6 of the Company's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by this reference)
10.6       Western Bancorp Executive Severance Policy. (Exhibit 10.8 of the Company's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by this reference)
11.0       Computation of Earnings Per Common Share and Common Share Equivalent. (See Note 3 of the Notes
             to Unaudited Consolidated Financial Statements contained in "Item 1. Consolidated Financial
             Statements (unaudited)" of this Quarterly Report on Form 10-Q.)
27.1       Financial Data Schedule

REPORTS ON FORM 8-K

    On January 14, 1999, the Company filed a Current Report on Form 8-K disclosing, under Items 5 and 7, the consummation of the merger of PNB Financial Group with and into the Company.

    On March 11, 1999 the Company filed a Current Report on Form 8-K announcing, under Item 5, the announcement of fourth quarter 1998 and full year 1998 financial results, the declaration of a cash dividend, and the hiring of David
I. Rainer as President and Chief Executive Officer of Santa Monica Bank.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WESTERN BANCORP

Date: May 13, 1999                               /s/ ARNOLD C. HAHN
                                     -----------------------------------------
                                                  Arnold C. Hahn,
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

Date: May 13, 1999                           /s/ JULIUS G. CHRISTENSEN
                                     -----------------------------------------
                                               Julius G. Christensen,
                                             EXECUTIVE VICE PRESIDENT,
                                           GENERAL COUNSEL AND SECRETARY