Form 10-Q
period 1999-06-30
WESTERN BANCORP
filed 1999-08-13
CIK 721670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1999: 21,188,954 shares of common stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               -----
PART I--FINANCIAL INFORMATION
              ITEM 1.     Consolidated Financial Statements (unaudited)...................................           3
                          Unaudited Condensed Consolidated Balance Sheets.................................           3
                          Unaudited Condensed Consolidated Statements of Income...........................           4
                          Unaudited Condensed Consolidated Statements of Cash Flows.......................           5
                          Notes to Unaudited Condensed Consolidated Financial Statements..................           7
              ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of
                          Operations......................................................................          13
              ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk.......................          26

PART II--OTHER INFORMATION
              ITEM 1.     Legal Proceedings...............................................................          26
              ITEM 2.     Changes in Securities and Use of Proceeds.......................................          26
              ITEM 3.     Defaults Upon Senior Securities.................................................          26
              ITEM 4.     Submission of Matters to a Vote of Security Holders.............................          26
              ITEM 5.     Other Information...............................................................          26
              ITEM 6.     Exhibits and Reports on Form 8-K................................................          27

SIGNATURES................................................................................................          28

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1999          1998
                                                                                       ------------  ------------
                                                                                       (IN THOUSANDS, EXCEPT PER
                                                                                              SHARE DATA)
Assets:
Cash and due from banks..............................................................  $    129,495   $  131,787
Federal funds sold...................................................................       173,249       92,752
                                                                                       ------------  ------------
  Total cash and cash equivalents....................................................       302,744      224,539
                                                                                       ------------  ------------
Securities:
  FRB and FHLB stock.................................................................        16,479        9,760
  Securities available for sale; amortized cost of $249,394 and $354,208.............       244,431      355,324
                                                                                       ------------  ------------
    Total securities.................................................................       260,910      365,084
Loans and leases held for investment, net............................................     1,692,793    1,642,211
Loans held for sale, net.............................................................        73,235      130,255
Premises and equipment...............................................................        32,330       33,536
Other real estate owned..............................................................         3,677        4,361
Goodwill.............................................................................       140,038      145,514
Other assets.........................................................................        44,166       40,380
                                                                                       ------------  ------------
    Total assets.....................................................................  $  2,549,893   $2,585,880
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Liabilities and shareholders' equity:
Liabilities:
Noninterest-bearing deposits.........................................................  $    830,967   $  868,965
Interest-bearing deposits............................................................     1,289,815    1,303,304
                                                                                       ------------  ------------
    Total deposits...................................................................     2,120,782    2,172,269
Borrowings...........................................................................        29,616       23,722
Accrued interest payable and other liabilities.......................................        37,795       37,814
                                                                                       ------------  ------------
    Total liabilities................................................................     2,188,193    2,233,805

Shareholders' Equity:
Preferred stock; 5,000,000 shares authorized, and none issued........................            --           --
Common stock; 100,000,000 shares authorized; 21,167,431 and 20,858,512 outstanding at
  June 30, 1999 and December 31, 1998, respectively..................................       327,243      322,566
Retained earnings....................................................................        37,336       28,856
Accumulated other comprehensive income--unrealized net gain (loss) on securities
  available for sale, net of tax.....................................................        (2,879)         653
                                                                                       ------------  ------------
    Total shareholders' equity.......................................................       361,700      352,075
                                                                                       ------------  ------------
      Total liabilities and shareholders' equity.....................................  $  2,549,893   $2,585,880
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Number of common shares outstanding..................................................      21,167.4     20,858.5
Common shareholders' equity per share................................................  $      17.09   $    16.88
Tangible common shareholders' equity per share.......................................  $      10.47   $     9.90

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                          SIX MONTHS ENDED     THREE MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1999     1998 (A)     1999       1998
                                                                        ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
  Interest and fees on loans and leases...............................  $  77,448  $  73,735  $  39,142  $  38,610
  Interest on investment securities...................................      7,776      9,288      4,127      4,563
  Interest on federal funds sold......................................      3,029      6,184      1,420      3,418
                                                                        ---------  ---------  ---------  ---------
    Total interest income.............................................     88,253     89,207     44,689     46,591

Interest expense:
  Interest expense on deposits........................................     19,800     23,062      9,798     11,857
  Interest expense on borrowed funds..................................        690        991        360        544
                                                                        ---------  ---------  ---------  ---------
    Total interest expense............................................     20,490     24,053     10,158     12,401
                                                                        ---------  ---------  ---------  ---------
Net interest income:..................................................     67,763     65,154     34,531     34,190
  Less: provision for loan and lease losses...........................      1,350        650        675        350
                                                                        ---------  ---------  ---------  ---------
Net interest income after provision for loan and lease losses.........     66,413     64,504     33,856     33,840

Noninterest income:
  Service charges and fees on deposit accounts........................      4,792      4,979      2,347      2,545
  Trust fees..........................................................      2,288      1,615      1,193        978
  Escrow fees.........................................................        488        532        273        273
  Mortgage related fees and commissions...............................      4,106      3,577      1,875      1,960
  Other fees and commissions..........................................      2,196      1,754      1,133      1,024
  Gain on sale of loans...............................................      6,695      7,141      3,162      3,908
  Securities gains....................................................     --            200     --             76
  Other income........................................................        789        462        490        337
                                                                        ---------  ---------  ---------  ---------
    Total noninterest income..........................................     21,354     20,260     10,473     11,101

Noninterest expense:
  Salaries and benefits...............................................     27,730     27,772     13,478     14,439
  Occupancy, furniture and equipment..................................      6,688      7,528      3,370      3,999
  Advertising and business development................................        920        885        455        456
  Other real estate owned.............................................       (340)      (156)        28       (354)
  Professional services...............................................      1,430      2,118        670        835
  Telephone, stationery and supplies..................................      2,663      2,088      1,276      1,045
  Goodwill amortization...............................................      5,476      4,798      2,738      2,725
  Data processing.....................................................      1,215      1,126        655        568
  Customer services cost..............................................      1,621      1,706        744        989
  Litigation settlement costs.........................................      1,850     --          1,850     --
  Merger costs........................................................     --             79     --             79
  Other...............................................................      3,931      4,865      1,890      2,930
                                                                        ---------  ---------  ---------  ---------
    Total noninterest expense.........................................     53,184     52,809     27,154     27,711
                                                                        ---------  ---------  ---------  ---------
  Income before income taxes..........................................     34,583     31,955     17,175     17,230
  Income taxes........................................................     16,639     14,900      8,251      8,124
                                                                        ---------  ---------  ---------  ---------
    Net income........................................................  $  17,944  $  17,055  $   8,924  $   9,106
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average common shares outstanding:
  Basic...............................................................   20,985.5   19,515.4   21,081.4   20,451.9
  Diluted.............................................................   21,268.5   20,165.8   21,321.5   21,127.2

Net income per share:
  Basic...............................................................  $    0.86  $    0.87  $    0.42  $    0.45
  Diluted.............................................................  $    0.84  $    0.85  $    0.42  $    0.43

Dividends declared....................................................  $    0.45  $    0.30  $   0.225  $    0.15

------------------------------

a) Santa Monica Bank was acquired on January 27, 1998. Accordingly, Santa Monica Bank's operating results are included only since February of the 1998 period. Due to the relatively large size of the acquisition of Santa Monica Bank, any comparison of data for the six month period ended June 30, 1998 to data for the current period may not be meaningful. See Note 2 and Note 3 of "Notes to Unaudited Condensed Consolidated Financial Statements."

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          ------------------------
                                                                                             1999         1998
                                                                                          -----------  -----------

                                                                                               (IN THOUSANDS)
Cash flow from operating activities:
Net income..............................................................................  $    17,944  $    17,055
Adjustments to reconcile net income to net cash provided by operations:
  Gain on sale of securities............................................................      --              (200)
  Gain on sale of premises and equipment................................................          (82)         (10)
  Gain on sale of other real estate owned...............................................         (403)        (345)
  Provision for loan and lease losses...................................................        1,350          650
  Goodwill amortization.................................................................        5,476        4,798
  Depreciation..........................................................................        2,726        2,091
  Gain on sale of loans.................................................................       (6,695)      (7,141)
  Provision for indemnification losses..................................................      --               680
  Net increase in loans originated for sale.............................................     (738,252)    (737,456)
  Proceeds from sale of loans...........................................................      801,548      733,458
  Amortization of (discounts) premiums on investment securities.........................         (454)        (893)
  Decrease in unearned lease income.....................................................          (59)        (131)
  Net increase (decrease) in accrued interest payable and other liabilities.............        2,529       (1,199)
  Net (increase) decrease in other assets...............................................       (3,786)       4,953
                                                                                          -----------  -----------
    Net cash provided by operating activities...........................................       81,842       16,310
Cash flow from investing activities:
  Proceeds from sale of investment securities available for sale........................           26       36,078
  Principal payments received on investment securities available for sale...............      281,961      183,066
  Principal payments received on investment securities held to maturity.................      --            42,538
  Purchase of investment securities available for sale..................................     (176,720)    (138,944)
  Purchase of investment securities held to maturity....................................      --           (81,288)
  Purchase of FHLB or FRB Stock.........................................................       (8,105)      (1,093)
  Sale of FHLB or FRB Stock.............................................................        1,386      --
  Proceeds from sale of premises and equipment..........................................          139          327
  Increase in net loans and leases......................................................      (55,240)     (19,539)
  Recoveries of loans and investment in leases..........................................        2,546        1,058
  Additions to premises and equipment...................................................       (1,577)      (4,306)
  Reductions (increases) to other real estate owned.....................................        2,327        5,586
  Changes in assets and liabilities due to the acquisition of Santa Monica Bank:
    Increase in investments available for sale..........................................      --           (89,238)
    Increase in loans...................................................................      --          (387,609)
    Increase in other real estate owned.................................................      --            (3,318)
    Increase in other assets............................................................      --            (4,277)
    Increase in premises and equipment..................................................      --           (16,328)
    Increase in deposits................................................................      --           584,095
    Increase in borrowed funds..........................................................      --             1,960
    Increase in other liabilities.......................................................      --             5,988
    Goodwill............................................................................      --          (119,656)
                                                                                          -----------  -----------
    Net cash provided by (used in) investing activities.................................       46,743       (4,900)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          ------------------------
                                                                                             1999         1998
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
Cash flow from financing activities:
  Cash received from exercise of options................................................        4,678        1,161
  Proceeds from issuance of common stock................................................      --           150,071
  Common stock repurchase and retired...................................................      --               (11)
  Dividends paid........................................................................       (9,465)      (4,710)
  Net decrease in deposits..............................................................      (51,487)     (89,759)
  Additional borrowings, net of repayments..............................................        5,894       11,319
                                                                                          -----------  -----------
    Net cash provided by financing activities...........................................      (50,380)      68,071
Net increase in cash and cash equivalents...............................................       78,205       79,481
Cash and cash equivalents at the beginning of the period................................      224,539      303,544
                                                                                          -----------  -----------
Cash and cash equivalents at the end of the period......................................  $   302,744  $   383,025
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Supplemental disclosure of cash flow information:
Dividends declared in prior period and paid in current period...........................  $   --       $     2,221
Property acquired through foreclosure...................................................  $     1,240  $     1,319
Loans to facilitate the sale of OREO....................................................  $   --       $       256
Increase (decrease) in unrealized gain on securities available for sale, net of tax.....  $    (3,532) $       217
Cash paid for interest..................................................................  $    20,663  $    23,868
Cash paid for taxes.....................................................................  $    13,510  $       855
Acquisition of SMB:
  Fair value of assets acquired.........................................................  $   --       $   794,782
  Common stock issued to shareholder's of SMB...........................................      --           (84,669)
  Cash paid.............................................................................      --          (118,070)
                                                                                          -----------  -----------
  Liabilities assumed...................................................................  $   --       $   592,043
                                                                                          -----------  -----------
                                                                                          -----------  -----------

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

NOTE 1--BASIS OF PRESENTATION

    Western Bancorp (the "Company") is the holding company for Southern California Bank ("SCB"), Santa Monica Bank ("SMB" and, together with SCB, the "Banks") and Venture Partners, Inc. The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 1998 to conform to the 1999 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

    The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan and lease losses, the carrying value of other real estate owned, the carrying value of loans held for sale, the deferred tax asset and the liability for recourse and representations and warranties related to loans sold.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

NOTE 2--ACQUISITIONS

  U.S. BANCORP MERGER

    On May 19, 1999 the Company signed a definitive agreement to be acquired by U.S. Bancorp, subject to customary conditions for similar acquisitions. In the proposed transaction, each share of the Company's common stock will be exchanged for 1.2915 shares of U.S. Bancorp common stock. The transaction is expected to close by October 1999.

  SMB ACQUISITION

    On January 27, 1998, the Company acquired SMB through the merger of SMB with and into Western Bank, a banking subsidiary of the Company (the "SMB Acquisition"). As part of the SMB Acquisition, the name of Western Bank was changed to "Santa Monica Bank". Upon completion of the SMB Acquisition, each share of common stock of Santa Monica Bank (the "SMB Common Stock") issued and outstanding at the time was converted into the right to receive either (i) $28.00 in cash (the "Cash Consideration") or (ii) 0.875 shares of Common Stock of the Company (the "Stock Consideration") at the election of the holder of such shares of SMB Common Stock. Of the 7,084,244 shares of SMB Common Stock outstanding at the time of the SMB Acquisition, approximately 57.2 percent elected to receive the Cash Consideration, resulting in a payment of approximately $113,451,000 in the aggregate, and approximately 42.8 percent elected to receive the Stock Consideration, resulting in the issuance of approximately 2,653,000 shares of the Company's Common Stock. In order to fund a part of the Cash Consideration payments, the Company issued an additional 2,327,550 shares of its Common Stock to certain private investors for $28 per share, or

                                 JUNE 30, 1999

NOTE 2--ACQUISITIONS (CONTINUED)
$65,171,400 in the aggregate. Accordingly, in the aggregate, approximately 4,980,550 shares of the Company's Common Stock were issued in connection with the SMB Acquisition. The total value of the consideration paid in the SMB Acquisition was approximately $198.4 million in the Company's Common Stock and cash.

    The SMB Acquisition was accounted for using the purchase method of accounting. Consequently, the results of operations of Santa Monica Bank are only included in the Company's results since the January 27, 1998 acquisition date. In conjunction with the SMB Acquisition, the Company and Santa Monica Bank incurred after-tax merger costs of approximately $8.4 million representing investment banking fees, filing and professional fees, employee compensation, and costs of computer conversions and consolidation. See Note 3 of "Notes to Unaudited Condensed Consolidated Financial Statements."

  BKLA ACQUISITION

    On October 23, 1998, the Company acquired all of the issued and outstanding shares of common stock of Bank of Los Angeles, a California state-chartered bank operating in the western part of Los Angeles County ("BKLA"), through the merger of BKLA with and into SMB with SMB being the surviving corporation (the "BKLA Acquisition"). The exchange ratio was 0.4224 shares of Company Common Stock issued for each share of common stock of BKLA ("BKLA Common Stock"), pursuant to which approximately 2,214,350 shares of the Company's Common Stock were issued as consideration to holders of BKLA Common Stock and all of the then issued and outstanding shares of BKLA Common Stock were cancelled. The BKLA Acquisition was accounted for using the pooling-of-interests method of accounting.

    The financial information as of all dates and for all periods prior to the BKLA Acquisition presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company and BKLA as if the BKLA Acquisition had been in effect as of all dates and for all periods presented.

  PNB MERGER

    On December 30, 1998, PNB Financial Group, Inc. ("PNB"), a bank holding company, merged with and into the Company (the "PNB Merger") in a transaction accounted for using the pooling-of-interests method of accounting. In the PNB Merger, 2,779,733 shares of the Company's Common Stock were issued based on a 1-for-1 exchange ratio, and all of the then outstanding shares of common stock of PNB ("PNB Common Stock") were cancelled. All options to purchase shares of PNB Common Stock were converted to options to purchase shares of the Company's Common Stock. On February 26, 1999, the Company merged Pacific National Bank, a wholly-owned subsidiary of PNB prior to the PNB Merger ("Pacific"), with and into SCB (the "Pacific Merger"). In connection with the Pacific Merger, the Beverly Hills branch of Pacific was sold to SMB and consolidated with an SMB branch and the Orange and Newport Beach branch offices of Pacific were consolidated with branches of SCB.

    The financial information as of all dates and for all periods prior to the PNB Merger presented herein has been restated to reflect the combined consolidated financial condition and results of operations of the Company and PNB as if the PNB Merger had been in effect as of all dates and for all periods presented.

                                 JUNE 30, 1999

NOTE 3--UNAUDITED SUMMARY PRO FORMA DATA

    The following table shows unaudited summary pro forma income statement information for the six month period ended June 30, 1998, as if the SMB Acquisition was consummated at the beginning of the period compared to the actual results for the same period in 1999. As the SMB Acquisition was consummated on January 27, 1998, the actual results for the Company for the six month period ended June 30, 1998, already include the results of SMB for the months of February through June. January 1998 results for SMB and an additional month of amortization of purchase accounting entries are included in the pro forma results for the six months ended June 30, 1998. The pro forma income statement adjustments included below are based on management's estimates of costs and the fair value adjustments associated with this transaction. The unaudited summary pro forma income statement information is not necessarily indicative of the results that would have occurred had the SMB Acquisition been consummated on the dates indicated or that may be achieved in the future.

  UNAUDITED SUMMARY PRO FORMA INCOME STATEMENT INFORMATION

                                                                                    ACTUAL        PRO FORMA
                                                                                  SIX MONTHS      SIX MONTHS
                                                                                ENDED JUNE 30,  ENDED JUNE 30,
                                                                                     1999            1998
                                                                                --------------  --------------
                                                                                  (IN THOUSANDS, EXCEPT PER
                                                                                         SHARE DATA)
Interest income...............................................................   $     88,253    $     93,138
Interest expense..............................................................         20,490          25,249
                                                                                --------------  --------------
    Net interest income.......................................................         67,763          67,889
Provision for loan and lease losses...........................................          1,350             730
                                                                                --------------  --------------
    Net interest income after provision for loan and lease losses.............         66,413          67,159
Noninterest income............................................................         21,354          20,874
Noninterest expense...........................................................         53,184          55,836
                                                                                --------------  --------------
    Income before taxes.......................................................         34,583          32,197
    Income tax expense........................................................         16,639          15,261
                                                                                --------------  --------------
    Net income................................................................   $     17,944    $     16,936
                                                                                --------------  --------------
                                                                                --------------  --------------
Net income per share:
    Basic.....................................................................   $       0.86    $       0.83
    Diluted...................................................................   $       0.84    $       0.81
Weighted average shares outstanding:
    Basic.....................................................................       20,985.5        20,345.5
    Diluted...................................................................       21,268.5        20,995.9

NOTE 4--STATEMENT OF COMPREHENSIVE INCOME

    Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on

                                 JUNE 30, 1999

NOTE 4--STATEMENT OF COMPREHENSIVE INCOME (CONTINUED) investments in certain debt and equity securities (i.e., securities available for sale). The Company's statement of comprehensive income for the periods presented is as follows:

                                                                               SIX MONTHS           THREE MONTHS
                                                                                 ENDED                 ENDED
                                                                                JUNE 30,              JUNE 30,
                                                                          --------------------  --------------------
                                                                            1999       1998       1999       1998
                                                                          ---------  ---------  ---------  ---------

                                                                                        (IN THOUSANDS)
Net income..............................................................  $  17,944  $  17,055  $   8,924  $   9,106
Other comprehensive income (loss), net of related income taxes:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period.........     (3,532)       310     (1,813)       143
    Less reclassification of realized gains included in income..........     --            (93)    --         --
                                                                          ---------  ---------  ---------  ---------
                                                                             (3,532)       217     (1,813)       143
                                                                          ---------  ---------  ---------  ---------
Comprehensive income....................................................  $  14,412  $  17,272  $   7,111  $   9,249
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

NOTE 5--NET INCOME PER SHARE

    The following is a summary of the calculation of basic and diluted net income per share for the three and six month periods ended June 30, 1999 and 1998:

                                                                      SIX MONTHS             THREE MONTHS
                                                                        ENDED                   ENDED
                                                                       JUNE 30,                JUNE 30,
                                                                ----------------------  ----------------------
                                                                   1999        1998        1999        1998
                                                                ----------  ----------  ----------  ----------

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income....................................................  $   17,944  $   17,055  $    8,924  $    9,106
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Weighted average shares outstanding...........................    20,985.5    19,515.4    21,081.4    20,451.9
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Basic net income per share....................................  $     0.86  $     0.87  $     0.42  $     0.45
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Weighted average shares outstanding...........................    20,985.5    19,515.4    21,081.4    20,451.9
Effect of dilutive stock options and warrants.................       283.0       650.4       240.1       675.3
                                                                ----------  ----------  ----------  ----------
Diluted shares outstanding....................................    21,268.5    20,165.8    21,321.5    21,127.2
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Diluted net income per share..................................  $     0.84  $     0.85  $     0.42  $     0.43
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------

NOTE 6--SEGMENT INFORMATION

    The Company operates in two business segments: banking and mortgage banking. These segments are managed separately because they require different resources and service different markets. The mortgage banking segment was acquired through the PNB Merger which was consummated on December 30, 1998.

    The banking segment provides traditional banking services and products to banking customers in the markets served by the Banks. These services and products include deposits, commercial loans, real estate loans, consumer loans, leases, and trust and escrow services. In addition, the Banks maintain investment portfolios consisting of different types of debt obligations and equity securities. The banking segment derives its income primarily from the interest it earns on loans and investments and fees for services provided. These revenues are offset by interest expense on deposits and borrowings. In addition, the banking segment provides for losses on loans and leases. The significant general and administrative expenses of the banking segment include salaries and benefits, occupancy, communications, professional services, data processing and regulatory assessments. Goodwill amortization is allocated to the banking segment as such expense relates to acquisitions of banking organizations.

    The Company provides mortgage banking services through a division of SCB under the name "PNB Mortgage". The mortgage banking segment originates residential mortgage loans for sale to third parties on a servicing-released basis, which are funded by the banking segment, and derives its income from the gain on sale of loans and processing fees on the related loans. PNB Mortgage does not retain the servicing on the mortgage loans it sells. The gain on sale of loans, which is the main source of revenue for the mortgage banking segment, is offset by general and administrative expenses which include salaries and benefits, occupancy, insurance and professional services. The mortgage banking segment provides for losses on sold loans to indemnify investors against losses stemming from recourse and breaches of representations or warranties through purchasing insurance and maintaining the indemnification reserve.

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

    The following tables reconcile significant portions, but not all, of the banking and mortgage banking segments' financial information.

                                                                      REVENUE (EXPENSE)
                                               EXTERNAL REVENUE (1)       FROM OTHER                               TOTAL
                                                                       OPERATING UNITS          NET INCOME        ASSETS
                                               --------------------  --------------------  --------------------  ---------
                                                             AT OR FOR THE THREE MONTH PERIOD ENDED JUNE 30,
                                               ---------------------------------------------------------------------------
BUSINESS SEGMENT                                 1999       1998       1999       1998       1999       1998       1999
---------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                             (IN THOUSANDS)
Banking......................................  $  40,067  $  39,479  $  --      $  --      $   8,284  $   8,227  $2,470,350
Mortgage Banking.............................      4,937      5,812     --         --            640        879     79,543
Eliminations.................................     --         --         --         --         --         --         --
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Totals.......................................  $  45,004  $  45,291  $  --      $  --      $   8,924  $   9,106  $2,549,893
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------


BUSINESS SEGMENT                                 1998
---------------------------------------------  ---------

Banking......................................  $2,459,795
Mortgage Banking.............................    114,130
Eliminations.................................     --
                                               ---------
Totals.......................................  $2,573,925
                                               ---------
                                               ---------

                                                                      REVENUE (EXPENSE)
                                               EXTERNAL REVENUE (1)       FROM OTHER                               TOTAL
                                                                       OPERATING UNITS          NET INCOME        ASSETS
                                               --------------------  --------------------  --------------------  ---------
                                                              AT OR FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                               ---------------------------------------------------------------------------
BUSINESS SEGMENT                                 1999       1998       1999       1998       1999       1998       1999
---------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                             (IN THOUSANDS)
Banking......................................  $  78,416     74,900  $  --      $  --      $  16,460  $  15,426  $2,470,350
Mortgage Banking.............................     10,701     10,514     --         --          1,484      1,629     79,543
Eliminations.................................     --         --         --         --         --         --         --
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Totals.......................................  $  89,117  $  85,414  $  --      $  --      $  17,944  $  17,055  $2,549,893
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------


BUSINESS SEGMENT                                 1998
---------------------------------------------  ---------

Banking......................................  $2,459,795
Mortgage Banking.............................    114,130
Eliminations.................................     --
                                               ---------
Totals.......................................  $2,573,925
                                               ---------
                                               ---------

------------------------------

(1) External revenue represents net interest income and noninterest income; there is no revenue from foreign sources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

    The following tables and data set forth certain statistical information relating to the Company as of June 30, 1999, and for the three and six month periods ended June 30, 1999, and June 30, 1998. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as of June 30, 1999, included herein, and the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

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

    Since December 31, 1998, the Company's total assets have declined by approximately $36.0 million. The major components of this decline in assets are a decrease of approximately $110.9 million in securities available for sale and a decrease of approximately $57.0 million in loans held for sale. The reduction in securities resulted primarily from maturities and principal payments of approximately $282.0 million offset partially by purchases of approximately $176.7 million in securities available for sale. The reduction in loans held for sale is due to a decrease in mortgage loan originations at PNB Mortgage, a division of SCB, resulting from the increase in mortgage rates during the second quarter of 1999. Since December 31, 1998, total cash and cash equivalents increased by approximately $78.2 million and net loans and leases held for investment increased by approximately $50.6 million. The increase in loans is a result of the overall increase in economic activity in Southern California and the Company's success in obtaining new business.

    Since December 31, 1998, the Company's total deposits have declined by approximately $51.5 million including a decline of approximately $38.0 million in noninterest-bearing deposits and a decline in interest-bearing deposits of approximately $13.5 million. This decline resulted primarily from the seasonality of deposits with deposits during the first half of the year generally being lower than the end of a year. Some deposit run-off ocurred due to the closure of branches associated with the PNB Merger and the BKLA Acquisition and the Company's decision not to pay higher rates to attract deposits due to its liquidity position.

    Consolidated net income for the quarter ended June 30, 1999 was $8,924,000 or $0.42 per diluted share. This compares with consolidated net income of $9,106,000 or $0.43 per diluted share, for the quarter ended June 30, 1998. Consolidated net income, before goodwill amortization and before after-tax litigation settlement and merger costs, for the same three month periods in 1999 and 1998 was $12,735,000 and $11,910,000, respectively, or $0.60 and $0.56 per diluted share, respectively.

    Consolidated net income for the six months ended June 30, 1999 was $17,944,000 or $0.84 per diluted share. This compares with consolidated net income of $17,055,000 or $0.85 per diluted share, for the six months ended June 30, 1998. Consolidated net income, before goodwill amortization and before after-tax litigation settlement and merger costs, for the same six month periods in 1999 and 1998 was $24,493,000 and $21,932,000, respectively, or $1.15 and
$1.09 per diluted share, respectively.

    During the second quarter of 1999, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.225 per common share which was paid on June 25, 1999, to shareholders of record on June 4, 1999.

  RESULTS OF OPERATIONS

    OPERATING INCOME. The Company defines operating income as net income before goodwill amortization and before after-tax merger and litigation settlement costs. The Company's operating return on average tangible assets was 2.19% in the second quarter of 1999 versus 1.98% in the second quarter of 1998 and 2.01% in the first quarter of 1999. As a result of the integration of BKLA at the end of 1998 and the integration of PNB during the first quarter of 1999, the operating efficiency ratio (expenses before goodwill amortization and litigation settlement costs divided by net interest income plus noninterest income) improved from 55.0% in the second quarter of 1998 to 52.8% in the first quarter of 1999 to 50.1% in the second quarter of 1999. These improvements are a result of improved credit quality, a higher net interest margin, acquisition consolidations and general improvements in efficiency.

                                                                      SIX MONTHS ENDED     THREE MONTHS ENDED
                                                                          JUNE 30,              JUNE 30,
                                                                    --------------------  --------------------
                                                                      1999       1998       1999       1998
                                                                    ---------  ---------  ---------  ---------
PER SHARE INFORMATION:
  Number of shares (weighted average, in thousands)...............   20,985.5   19,515.4   21,081.4   20,451.9
  Diluted shares (weighted average, in thousands).................   21,268.5   20,165.8   21,321.5   21,127.2
  Basic income per share..........................................  $    0.86  $    0.87  $    0.42  $    0.45
  Diluted income per share........................................  $    0.84  $    0.85  $    0.42  $    0.43
  BEFORE AFTER-TAX MERGER AND LITIGATION SETTLEMENT COSTS
    Basic income per share........................................  $    0.91  $    0.88  $    0.47  $    0.45
    Diluted income per share......................................  $    0.89  $    0.85  $    0.47  $    0.43
  BEFORE AFTER-TAX MERGER AND LITIGATION SETTLEMENT COSTS AND
    GOODWILL AMORTIZATION
    Basic income per share........................................  $    1.17  $    1.12  $    0.60  $    0.58
    Diluted income per share......................................  $    1.15  $    1.09  $    0.60  $    0.56
PROFITABILITY MEASURES:
    Return on average assets......................................       1.45%      1.40%      1.45%      1.42%
    Return on average equity......................................       10.0%      10.8%       9.9%      10.4%
  BEFORE AFTER-TAX MERGER AND LITIGATION SETTLEMENT COSTS AND
    GOODWILL AMORTIZATION
    Return on average tangible assets.............................       2.10%      1.91%      2.19%      1.98%
    Return on average equity......................................       13.7%      13.9%      14.1%      13.7%
    Efficiency ratio..............................................       51.5%      56.1%      50.1%      55.0%
ADJUSTMENTS TO NET INCOME (IN THOUSANDS):
  Net income......................................................  $  17,944  $  17,055  $   8,924  $   9,106
  Litigation settlement costs.....................................      1,850     --          1,850     --
  Merger costs....................................................     --             79     --             79
  Tax benefits....................................................        777     --            777     --
                                                                    ---------  ---------  ---------  ---------
  After-tax merger costs and litigation settlement costs..........      1,073         79      1,073         79
                                                                    ---------  ---------  ---------  ---------
      Net income excluding after-tax merger and litigation
        settlement costs..........................................     19,017     17,134      9,997      9,185
  Goodwill amortization...........................................      5,476      4,798      2,738      2,725
                                                                    ---------  ---------  ---------  ---------
    OPERATING INCOME..............................................  $  24,493  $  21,932  $  12,735  $  11,910
                                                                    ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------
REVENUES (IN THOUSANDS):
  Net interest income.............................................  $  67,763  $  65,154  $  34,531  $  34,190
  Noninterest income..............................................     21,354     20,260     10,473     11,101
                                                                    ---------  ---------  ---------  ---------
    Revenues......................................................  $  89,117  $  85,414  $  45,004  $  45,291
                                                                    ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------
ADJUSTMENTS TO EXPENSES (IN THOUSANDS):
  Noninterest expense.............................................  $  53,184  $  52,809  $  27,154  $  27,711
  Litigation settlement costs.....................................     (1,850)    --         (1,850)    --
  Merger costs....................................................     --            (79)    --            (79)
  Goodwill amortization...........................................     (5,476)    (4,798)    (2,738)    (2,725)
                                                                    ---------  ---------  ---------  ---------
    Operating expenses............................................  $  45,858  $  47,932  $  22,566  $  24,907
                                                                    ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------

    Profits for the Company are dependent on loan growth, controlling costs and continual efforts to prevent any unexpected loan and lease losses that would require additions to the allowance for loan and lease losses ("ALLL ") and, to a lesser extent, gain on sale of loans and the processing fees collected on the related loans from the Company's mortgage banking segment. The Company believes that the demand for loans has increased in the Company's primary market areas due to the growth in the Southern California economy along with the ability of the Company's customers to participate in that growth. However, the perceived increase in the demand for loans is tempered by the highly competitive banking marketplace and the Company's desire to maintain strong credit quality standards. These factors contributed to the Company's loans and leases held for investment growth of approximately three percent since December 31, 1998. As a result of the increase in loans and the decline in deposits, the Company's loan-to-deposit ratio, excluding loans held for sale, has increased from 76.8% as of December 31, 1998, to 81.2% as of June 30, 1999.

    SEGMENT INFORMATION. The Company operates in two business segments: banking and mortgage banking. These segments are managed separately because they require different resources and service different markets. The mortgage banking segment was acquired through the PNB Merger which was consummated on December 30, 1998.

    The banking segment provides traditional banking services and products to banking customers in the markets served by the Banks. These services and products include deposits, commercial loans, real estate loans, consumer loans, leases, and trust and escrow services. In addition, the Banks maintain investment portfolios consisting of different types of debt obligations and equity securities. The banking segment derives its income primarily from the interest it earns on loans and investments and fees for services provided. These revenues are offset by interest expense on deposits and borrowings. In addition, the banking segment provides for losses on loans and leases. The significant general and administrative expenses of the banking segment include salaries and benefits, occupancy, communications, professional services, data processing and regulatory assessments. Goodwill amortization is allocated to the banking segment as such expense relates to acquisitions of banking organizations.

    The Company provides mortgage banking services through a division of SCB under the name "PNB Mortgage". The mortgage banking segment originates residential mortgage loans for sale to third parties on a servicing-released basis, which are funded by the banking segment, and derives its income from the gain on sale of loans and processing fees on the related loans. PNB Mortgage does not retain the servicing on the mortgage loans it sells. The gain on sale of loans, which is the main source of revenue for the mortgage banking segment, is offset by general and administrative expenses which include salaries and benefits, occupancy, insurance and professional services. The mortgage banking segment provides for losses on sold loans to indemnify investors against losses stemming from recourse and breaches of representations or warranties through purchasing insurance and maintaining an indemnification reserve.

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

    The following tables reconcile significant portions, but not all, of the banking and mortgage banking segments' financial information.

                                                           REVENUE (EXPENSE)
                                    EXTERNAL REVENUE (1)       FROM OTHER
                                                            OPERATING UNITS          NET INCOME              TOTAL ASSETS
                                    --------------------  --------------------  --------------------  --------------------------
                                                          AT OR FOR THE THREE MONTH PERIOD ENDED JUNE 30,
                                    --------------------------------------------------------------------------------------------
BUSINESS SEGMENT                      1999       1998       1999       1998       1999       1998         1999          1998
----------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ------------  ------------
                                                                        (IN THOUSANDS)
Banking...........................  $  40,067  $  39,479  $  --      $  --      $   8,284  $   8,227  $  2,470,350  $  2,459,795
Mortgage Banking..................      4,937      5,812     --         --            640        879        79,543       114,130
Eliminations......................     --         --         --         --         --         --           --            --
                                    ---------  ---------  ---------  ---------  ---------  ---------  ------------  ------------
Totals............................  $  45,004  $  45,291  $  --      $  --      $   8,924  $   9,106  $  2,549,893  $  2,573,925
                                    ---------  ---------  ---------  ---------  ---------  ---------  ------------  ------------
                                    ---------  ---------  ---------  ---------  ---------  ---------  ------------  ------------

                                                        REVENUE (EXPENSE)
                                 EXTERNAL REVENUE (1)       FROM OTHER
                                                         OPERATING UNITS          NET INCOME              TOTAL ASSETS
                                 --------------------  --------------------  --------------------  --------------------------
                                                        AT OR FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                 --------------------------------------------------------------------------------------------
BUSINESS SEGMENT                   1999       1998       1999       1998       1999       1998         1999          1998
-------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ------------  ------------
                                                                     (IN THOUSANDS)
Banking........................  $  78,416     74,900  $  --      $  --      $  16,460  $  15,426  $  2,470,350  $  2,459,795
Mortgage Banking...............     10,701     10,514     --         --          1,484      1,629        79,543       114,130
Eliminations...................     --         --         --         --         --         --           --            --
                                 ---------  ---------  ---------  ---------  ---------  ---------  ------------  ------------
Totals.........................  $  89,117  $  85,414  $  --      $  --      $  17,944  $  17,055  $  2,549,893  $  2,573,925
                                 ---------  ---------  ---------  ---------  ---------  ---------  ------------  ------------
                                 ---------  ---------  ---------  ---------  ---------  ---------  ------------  ------------

------------------------

(1) External revenue represents net interest income and noninterest income; there is no revenue from foreign sources.

    NET INTEREST INCOME. Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon, respectively, for the three and six months ended June 30, 1999 and June 30, 1998. Nonaccrual loans are included in the average earning assets amounts.

                                                                SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                           --------------------------  --------------------------
                                                               1999          1998          1999          1998
                                                           ------------  ------------  ------------  ------------
                                                                               (IN THOUSANDS)
AVERAGE BALANCE SHEETS
Average Assets:
Loans and leases, net of deferred fees and costs.........  $  1,679,177  $  1,463,115  $  1,685,233  $  1,536,087
Mortgage loans held for sale.............................        98,017        90,167        91,169        90,041
Investments..............................................       275,771       326,426       283,348       321,070
Federal funds sold.......................................       126,896       227,547       114,434       251,681
                                                           ------------  ------------  ------------  ------------
  Average Earning Assets.................................     2,179,861     2,107,255     2,174,184     2,198,879
Goodwill.................................................       142,594       133,025       141,227       152,020
Other assets.............................................       169,827       213,439       157,086       215,426
                                                           ------------  ------------  ------------  ------------
  Average Total Assets...................................  $  2,492,282  $  2,453,719  $  2,472,497  $  2,566,325
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Average Liabilities and Shareholders' Equity:
Noninterest-bearing deposits.............................  $    788,303  $    753,653  $    790,540  $    791,040
Interest-bearing deposits................................     1,288,409     1,328,286     1,279,441     1,372,970
                                                           ------------  ------------  ------------  ------------
  Average Deposits.......................................     2,076,712     2,081,939     2,069,981     2,164,010
Other interest-bearing liabilities.......................        21,848        28,807        18,596        29,685
Other liabilities........................................        32,996        25,079        20,590        22,837
                                                           ------------  ------------  ------------  ------------
  Average Liabilities....................................     2,131,556     2,135,825     2,109,167     2,216,532
                                                           ------------  ------------  ------------  ------------
Shareholders' equity.....................................       360,726       317,894       363,330       349,793
                                                           ------------  ------------  ------------  ------------
  Average Liabilities and Shareholders' Equity...........  $  2,492,282  $  2,453,719  $  2,472,497  $  2,566,325
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
YIELD ANALYSIS:
  (Dollars in millions)
Average earning assets...................................  $    2,179.9  $    2,107.3  $    2,174.2  $    2,198.9
  Yield..................................................          8.16%         8.54%         8.24%         8.50%
Average interest-bearing deposits........................  $    1,288.4  $    1,328.3  $    1,279.4  $    1,373.0
  Cost...................................................          3.10%         3.50%         3.07%         3.46%
Average deposits.........................................  $    2,076.7  $    2,081.9  $    2,070.0  $    2,164.0
  Cost...................................................          1.92%         2.23%         1.90%         2.20%
Average interest-bearing liabilities.....................  $    1,310.3  $    1,357.1  $    1,298.0  $    1,402.7
  Cost...................................................          3.15%         3.57%         3.14%         3.55%
Interest spread..........................................          5.01%         4.97%         5.10%         4.95%
Net interest margin......................................          6.27%         6.24%         6.37%         6.24%

    Interest income decreased by approximately $954,000 from $89.2 million for the first six months of 1998 to $88.3 million for the same period of 1999. The decrease was due to a decline in the yield on interest-earning assets from 8.54% to 8.16% due to the lower interest rate environment in the 1999 period versus the 1998 period. Average earnings assets increased over the same period by approximately $72.6 million mostly as a result of the SMB Acquisition consummated on January 27, 1998.

    Interest income decreased by approximately $1.9 million from $46.6 million for the second quarter of 1998 to $44.7 million for the same period of 1999. The decrease was due to a small decline of approximately $24.7 million in average earning assets and a decline in the yield on earning assets from 8.50% to 8.24% due to the lower interest rate environment in the 1999 period versus the 1998 period.

    Interest expense decreased by approximately $3.6 million from $24.1 million for the first six months of 1998 to $20.5 million for the same period of 1999. This decrease is due primarily to a decline in the cost of average interest-bearing liabilities from 3.57% to 3.15% over the same periods of time as a result of the above-mentioned decline in the general level of interest rates. The decrease in the Company's interest expense was also impacted by the decrease in average interest-bearing liabilities of approximately $46.8 million from the 1998 period compared to the 1999 period.

    Interest expense decreased by approximately $2.2 million from $12.4 million for the second quarter of 1998 to $10.2 million for the same period of 1999. This decrease is due primarily to a decline in the cost of average interest-bearing liabilities from 3.55% to 3.14% over the same periods of time as a result of the above mentioned decline in the general level of interest rates. The decrease in the Company's interest expense was also impacted by the decrease in average interest-bearing liabilities of approximately $104.7 million from the 1998 period compared to the 1999 period.

    NONINTEREST INCOME. The following table sets forth the details of noninterest income for the three months ended June 30, 1999 and June 30, 1998:

                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  --------------------
                                                                                                         INCREASE
                                                                                    1998       1999     (DECREASE)
                                                                                  ---------  ---------  -----------
Service charges and fees on deposits............................................  $   2,545  $   2,347   $    (198)
Trust fees......................................................................        978      1,193         215
Escrow fees.....................................................................        273        273      --
Mortgage related fees and commissions...........................................      1,960      1,875         (85)
Other fees and charges..........................................................      1,024      1,133         109
Gain on sale of loans...........................................................      3,908      3,162        (746)
Net securities gains............................................................         76     --             (76)
Other income....................................................................        337        490         153
                                                                                  ---------  ---------  -----------
  Total noninterest income......................................................  $  11,101  $  10,473   $    (628)
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------

    Total noninterest income declined approximately $628,000 from $11.1 million to $10.5 million, or approximately 5.7 percent, from the three months ended June 30, 1998 to the three months ended June 30, 1999. This decline is primarily the result of an approximate $831,000 decrease in mortgage related fees and commissions and gain on sale of loans achieved through the Company's mortgage banking business conducted by PNB Mortgage, a division of SCB. This reflects the decline in the mortgage business as mortgage rates increased in the 1999 period and the tightening of pricing in the mortgage market. Mortgage originations declined from approximately $391 million in the second quarter of 1998 to approximately $345 million in the second quarter of 1999, or 11.7 percent. The decline in service charges and fees on deposits of approximately $198,000 is mostly a result of the decline in deposits. Trust fees increased by approximately $215,000. Assets under administration increased from approximately $755 million at June 30, 1998 to approximately $789 million at June 30, 1999. Over the same time period assets under management increased from approximately $465 million to $527 million, a growth of approximately 13 percent. The percentage of assets under management to assets under administration increased from approximately 61.6% at June 30, 1998 to 66.8% at June 30, 1999. There were no security sales during the second quarter of 1999 and the increase in other income consists of various smaller items.

    The following table sets forth the details of noninterest income for the six months ended June 30, 1999 and June 30, 1998. As Santa Monica Bank was acquired on January 27, 1998, the results for 1998 only include five months of noninterest income from Santa Monica Bank. For purposes of this analysis, the "Pro Forma Company" column for 1998 combines the historical results for the Company for the 1998 period with Santa Monica Bank's results for January 1998:

                                                         SIX MONTHS ENDED JUNE 30, 1998
                                                     --------------------------------------
                                                                      SANTA                   SIX MONTHS
                                                                     MONICA                     ENDED
                                                                      BANK                   JUNE 30,1999
                                                     CONSOLIDATED    JANUARY     PRO FORMA   CONSOLIDATED   INCREASE
                                                       COMPANY        1998        COMPANY      COMPANY     (DECREASE)
                                                     ------------  -----------  -----------  ------------  -----------
Service charges and fees on deposits...............   $    4,979    $     268    $   5,247    $    4,792    $    (455)
Trust fees.........................................        1,615          284        1,899         2,288          389
Escrow fees........................................          532       --              532           488          (44)
Mortgage related fees and commissions..............        3,577                     3,577         4,106          529
Other fees and charges.............................        1,754           43        1,797         2,196          399
Gain on sale of loans..............................        7,141       --            7,141         6,695         (446)
Net securities gains...............................          200       --              200        --             (200)
Other income.......................................          462           19          481           789          308
                                                     ------------  -----------  -----------  ------------       -----
    Total noninterest income.......................   $   20,260    $     614    $  20,874    $   21,354    $     480
                                                     ------------  -----------  -----------  ------------       -----
                                                     ------------  -----------  -----------  ------------       -----

    On a pro forma basis with Santa Monica Bank, total noninterest income increased approximately $480,000 from $20.9 million to $21.4 million, or 2.3 percent, from the six months ended June 30, 1998 to the six months ended June 30, 1999. Of this increase, approximately $83,000 represents an increase in mortgage related fees and commissions and gain on sale of loans achieved through the Company's mortgage banking business. Mortgage originations were relatively flat in the two six month periods; mortgage originations were approximately $738 million in the first six months of 1998 and approximately $735 million in the first six months of 1999. The decline in service charges and fees on deposits of approximately $455,000 is mostly a result of the decline in deposits. There was a substantial increase in trust fees of approximately $389,000. Assets under administration increased from approximately $755 million at June 30, 1998 to approximately $789 million at June 30, 1999. The percentage of assets under management to assets under administration increased from approximately 61.6% at June 30, 1998 to 66.8% at June 30, 1999. Over the same time period assets under management increased from approximately $465 million to $527 million, a growth of approximately 13 percent. There were no security sales during the first quarter of 1999 and the increase in other income consists of various smaller items.

    NONINTEREST EXPENSE. The following table sets forth the details of noninterest expense for the three months ended June 30, 1999 and June 30, 1998:

                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  --------------------
                                                                                                         INCREASE
                                                                                    1998       1999     (DECREASE)
                                                                                  ---------  ---------  -----------
Salaries and benefits...........................................................  $  14,439  $  13,478   $    (961)
Occupancy, furniture and equipment..............................................      3,999      3,370        (629)
Advertising and business development............................................        456        455          (1)
Other real estate owned.........................................................       (354)        28         382
Professional services...........................................................        835        670        (165)
Telephone, stationery and supplies..............................................      1,045      1,276         231
Data processing for the Company.................................................        568        655          87
Customer services cost..........................................................        989        744        (245)
Other...........................................................................      2,930      1,890      (1,040)
                                                                                  ---------  ---------  -----------
Total operating noninterest expense.............................................     24,907     22,566      (2,341)
Goodwill amortization...........................................................      2,725      2,738          13
Litigation settlement costs.....................................................     --          1,850       1,850
Merger related costs............................................................         79     --             (79)
                                                                                  ---------  ---------  -----------
Total noninterest expense.......................................................  $  27,711  $  27,154   $    (557)
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------

    Total operating noninterest expense decreased approximately $2.3 million from $24.9 million to $22.6 million, or 9.4%, from the three months ended June 30, 1998 to the three months ended June 30, 1999. The decrease in operating expenses in almost all categories is primarily a result of the integration of the banks acquired by the Company in 1998. As of the end of February 1999, the operations of the Company and the Banks have been integrated on to a single operational platform.

    The litigation settlement costs in the second quarter of 1999 relate mainly to the settlement with Financial Institution Partners, L.P. and Hovde Capital, Inc. on mutually acceptable terms as of June 30, 1999, and the dismissal of the lawsuit captioned FINANCIAL INSTITUTION PARTNERS, L.P. AND HOVDE CAPITAL, INC.
V. CALIFORNIA COMMERCIAL BANKSHARES, ET AL.

    The efficiency ratio (operating expense before goodwill amortization, merger and litigation settlement costs divided by net interest income plus noninterest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. Due to the efficiency improvements discussed above, the Company's efficiency ratio improved from 55.0% in the second quarter of 1998 to 50.1% in the second quarter of 1999.

    The following table sets forth the details of noninterest expense for the six months ended June 30, 1999 and June 30, 1998. As Santa Monica Bank was acquired on January 27, 1998, the results for 1998 only include five months of noninterest expense from Santa Monica Bank. For purposes of this analysis, the "Pro Forma Company" column for 1998 combines the historical results for the Company for the 1998 period with Santa Monica Bank's results for January 1998:

                                                    SIX MONTHS ENDED JUNE 30, 1998        SIX MONTHS
                                               ----------------------------------------   ENDED JUNE
                                                             SANTA MONICA                  30, 1999
                                               CONSOLIDATED  BANK JANUARY    PRO FORMA   CONSOLIDATED    INCREASE
                                                 COMPANY         1998         COMPANY       COMPANY     (DECREASE)
                                               ------------  -------------  -----------  -------------  -----------
Salaries and benefits........................   $   27,772     $   1,112     $  28,884    $    27,730    $  (1,154)
Occupancy, furniture and equipment...........        7,528           370         7,898          6,688       (1,210)
Advertising and business development.........          885            58           943            920          (23)
Other real estate owned......................         (156)            9          (147)          (340)        (193)
Professional services........................        2,118            73         2,191          1,430         (761)
Telephone, stationery and supplies...........        2,088            55         2,143          2,663          520
Data processing for the Company..............        1,126            17         1,143          1,215           72
Customer services cost.......................        1,706             8         1,714          1,621          (93)
Other........................................        4,865           231         5,096          3,931       (1,165)
                                               ------------       ------    -----------  -------------  -----------
  Total operating noninterest expense........       47,932         1,933        49,865         45,858       (4,007)
Goodwill amortization........................        4,798           665         5,463          5,476           13
Litigation settlement costs..................       --            --            --              1,850        1,850
Merger related costs.........................           79           429           508        --              (508)
                                               ------------       ------    -----------  -------------  -----------
  Total noninterest expense..................   $   52,809     $   3,027     $  55,836    $    53,184    $  (2,652)
                                               ------------       ------    -----------  -------------  -----------
                                               ------------       ------    -----------  -------------  -----------

    On a pro forma basis with Santa Monica Bank total operating noninterest expense decreased approximately $4.0 million from $49.9 million to $45.9 million, or 8.0%, from the six months ended June 30, 1998, to the six months ended June 30, 1999. The decrease in operating expenses in almost all categories is primarily a result of the integration of the banks acquired by the Company in 1998. As of the end of February 1999, the operations of the Company and the Banks have been integrated on to a single operational platform. Due to the efficiency improvements discussed above, the Company's efficiency ratio improved from 56.1% in the first six months of 1998 to 51.5% in the first six months of 1999.

    INCOME TAXES. The Company's normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. The Company's actual effective income tax rates were 48.0% and 47.2% for the three months ended June 30, 1999 and 1998, respectively. The Company's actual effective income tax rates were 48.1% and 46.6% for the six months ended June 30, 1999 and 1998, respectively. The actual effective tax rates are higher than the normal effective tax rate largely as a result of nondeductible goodwill.

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

    Management of the Banks is endeavoring to resolve all nonperforming assets. Management is not aware of any additional significant loss potential that has not already been included in the estimation of the allowance for loan and lease losses ("ALLL").

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

CREDIT QUALITY MEASURES

(DOLLARS IN THOUSANDS)

                                                                              QUARTER ENDED
                                               ----------------------------------------------------------------------------
                                                 30-JUN       31-MAR       31-DEC       30-SEP       30-JUN       31-DEC
                                                  1999         1999         1998         1998         1998         1997
                                               -----------  -----------  -----------  -----------  -----------  -----------
Loans past due 90 days or more and still
  accruing...................................  $   --       $       250  $     1,007  $       937  $     3,389  $       363
Nonaccrual loans and leases..................       19,846       15,474       14,929       16,099       17,332       12,990
Other real estate owned......................        3,677        4,140        4,361        6,010        7,584        8,212
                                               -----------  -----------  -----------  -----------  -----------  -----------
  Nonperforming assets.......................       23,523       19,614       19,290       22,109       24,916       21,202
Impaired loans gross.........................       30,542       25,236       23,874       16,353       20,416       20,347
Allocated reserves...........................        2,701        3,883        3,254        1,515        2,886        1,418
                                               -----------  -----------  -----------  -----------  -----------  -----------
  Net investment in impaired loans...........       27,841       21,353       20,620       14,838       17,530       18,929
Charge-offs..................................        1,610          693        1,243        4,488          827        1,641
Recoveries...................................          812        1,734        2,062          580          350          684
                                               -----------  -----------  -----------  -----------  -----------  -----------
  Net charge-offs (recoveries)...............          798       (1,041)        (819)       3,908          477          957
ALLL.........................................       28,336       28,459       26,743       25,624       29,157       20,271
Loans and leases, net of deferred fees and
  costs (a)..................................    1,721,129    1,680,789    1,668,954    1,604,474    1,554,796    1,141,192
Average loans and leases for the quarter, net
  of deferred fees and costs.................    1,685,233    1,673,054    1,609,542    1,571,254    1,536,087    1,097,521
ALLL to loans and leases.....................         1.65%        1.69%        1.60%        1.60%        1.88%        1.78%
ALLL to nonaccrual loans and leases..........        142.8%       183.9%       179.1%       159.2%       168.2%       156.1%
ALLL to nonperforming assets.................        120.5%       145.1%       138.6%       115.9%       117.0%        95.6%
Nonperforming assets to loans, leases and
  OREO.......................................         1.36%        1.16%        1.15%        1.37%        1.59%        1.84%
Annualized net charge-offs (recoveries) to
  average loans and leases...................         0.19%       (0.25%)       (0.20%)        0.99%        0.12%        0.35%
Full year net charge-offs to average loans
  and leases.................................                                   0.23%                                  0.46%

------------------------

(a) Does not include loans held for sale.

    Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are well-secured and in the process of collection or renewal.

    On June 30, 1999, the Company had approximately $30,542,000 of loans that were considered impaired, including $19,846,000 of loans on nonaccrual status, compared to $23,874,000 of impaired loans at December 31, 1998. Impaired and nonaccrual loans increased $5,306,000 and $4,372,000, respectively, from March 31, 1999 to June 30, 1999, due mainly to one loan. The ALLL at June 30, 1999 includes specific reserves of approximately $2,701,000 established for certain impaired loans. Nonperforming assets increased approximately $4,233,000 from $19,290,000 at December 31, 1998, to $23,523,000 at June 30, 1999. This increase is a result of nonaccrual loans and leases increasing $4,917,000 to $19,846,000 and other real estate owned decreasing $684,000 to $3,677,000 at June 30, 1999.

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

    The percentage of the ALLL to total loans and leases was 1.65% at June 30, 1999, an increase from 1.60% at December 31, 1998. Nonaccrual loans increased by $4,372,000 during the quarter, from .92% to 1.15% of total loans and leases, due mainly to one loan. Net OREO decreased by $463,000 during the quarter. Total nonperforming assets increased by $3,909,000 during the quarter, increasing from 1.16% to 1.36% of total loans, leases and OREO at June 30, 1999. The Company had net recoveries of $243,000 in the six months ended June 30, 1999 represented by net recoveries during the first quarter of $1,041,000 and net charge-offs of $798,000 during the second quarter of 1999. With the provision for loan and lease losses of $1,350,000 and net recoveries of $243,000, the ALLL increased $1,593,000 from $26,743,000 at December 31, 1998 to $28,336,000 at June 30,
1999. The allowance as a percentage of nonperforming assets decreased from 138.6% at December 31, 1998 to 120.5% at June 30, 1999 due to the increase in nonperforming assets. Management believes that the ALLL at June 30, 1999 is adequate based on the Company's quarterly migration analysis of loan and lease losses, improved economic conditions and continued adherence to established credit policies.

    REGULATORY MATTERS. The regulatory capital guidelines as well as the actual regulatory capital ratios for SCB, SMB and the Company on a consolidated basis as of June 30, 1999, are as follows:

                                                 REGULATORY REQUIREMENTS                  ACTUAL
                                                --------------------------  -----------------------------------
                                                 ADEQUATELY       WELL
                                                 CAPITALIZED   CAPITALIZED     SCB        SMB     CONSOLIDATED
                                                -------------  -----------  ---------  ---------  -------------
                                                (GREATER THAN OR EQUAL TO
                                                    STATED PERCENTAGE)
Detailed computations of
  Tier 1 leverage capital ratio...............         4.00%         5.00%      10.25%      8.84%        9.39%
  Tier 1 risk-based capital ratio.............         4.00%         6.00%      11.43%     10.13%       10.68%
Total risk-based capital......................         8.00%        10.00%      12.63%     11.38%       11.93%

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

    Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in federal funds sold, certificates of deposit with other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and securities available for sale) as a percent of total deposits were 25.8% and 26.7% as of June 30, 1999 and December 31, 1998, respectively.

    Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. At December 31, 1998 and June 30, 1999, the Company had no material on or off balance sheet derivatives. However, the Company is party to an interest rate swap with a notional amount of $20 million intended to reduce the impact of decreasing interest rates on the balance sheet and maintains forward sale contracts through the normal course of the mortgage banking business to mitigate the exposure to fluctuating interest rates in the origination and selling of mortgage loans. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, FRB and FHLB stock, investment securities, deposits and borrowings in addition to the swap and forward contracts. At December 31, 1998, the Company reported that it had $2.4 billion in interest sensitive assets and $1.3 billion in interest sensitive liabilities. At June 30, 1999, the Company's interest sensitive assets and interest sensitive liabilities totaled approximately $2.2 billion and $1.3 billion, respectively.

    The yield on interest sensitive assets and the cost of interest sensitive liabilities for the second quarter of 1999 was 8.24% and 3.14%, respectively, compared to 7.90% and 2.83%, respectively, at December 31, 1998. The increase in the yield on interest sensitive assets is primarily a result of the percentage of average loans to average interest sensitive assets increasing from approximately 76.7% at December 31, 1998 to 81.7% for the quarter ended June 30, 1999. The increase in the cost of interest sensitive liabilities is primarily a result of the increase in higher cost accounts as a percentage of interest bearing liabilities over the same period.

    The Company's interest sensitive assets and interest sensitive liabilities were reported to have estimated fair values of $2.3 billion and $1.3 billion, respectively, at December 31, 1998. Because of the slight change in market interest rates since December 31, 1998 and consistent contractual maturities, management believes that there has been no material change in the difference between the book values of the interest sensitive assets and liabilities and their estimated fair values.

YEAR 2000 READINESS DISCLOSURE

    In order to address the Year 2000 issues facing the Company, the management of the Company initiated a program to prepare the Company's computer systems and applications for the Year 2000 (the "Year 2000 Plan"). The Company has divided its Year 2000 Plan into five phases, and the Company charts it progress in each of those phases for mission critical and other systems and applications. The following is the Company's estimate of its progress in each of the phases as an approximate percentage of completion of that phase as of June 30, 1999.

                                                                     APPROXIMATE
                                                               PERCENTAGE OF COMPLETION
                                                         ------------------------------------
                                                                               ALL SYSTEMS
                                                         MISSION CRITICAL   INCLUDING MISSION
PHASE                                                         SYSTEMS       CRITICAL SYSTEMS
-------------------------------------------------------  -----------------  -----------------
Awareness..............................................            100%               100%
Assessment.............................................            100%               100%
Renovation.............................................            100%               100%
Validation.............................................             99%                85%
Implementation.........................................             88%                89%

    Pursuant to the Year 2000 Plan, the Company has substantially completed validation of its mission-critical systems and the computer-related interactive vendor systems as of June 30, 1999. In addition, the Company substantially completed all phases of its Year 2000 Plan for its mission critical systems as of June 30, 1999. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare for the Year 2000. Validation and conversion of primary system applications and hardware is expected to cost approximately $1.1 million, of which approximately $430,000 has been spent through June 30, 1999. The estimated balance is expected to be spent during the remainder of fiscal 1999. A significant portion of the cost to the Company in connection with becoming Year 2000 ready is expected to be derived from the redeployment of existing technology and operations resources rather than incremental costs to the Company.

    The Company has updated its business resumption plans based on a review of the most reasonably likely Year 2000 failure scenarios, even though management believes any occurrence of these failures is unlikely. This process was completed as of June 30, 1999. A business resumption plan is intended to provide alternative potential means for the Bank to continue to conduct its core business in the event of unexpected Year 2000 related failures of systems or services. Tests of the business resumption plans have been successfully conducted to validate the plan's effectiveness. Training has been conducted with all Bank branch and department managers. Additionally, supplemental training is planned for all staff during the fourth quarter of 1999. The business resumption plan will be updated and retested throughout the remainder of the year in the event that an essential change must be introduced.

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    ROBERT D. SHLENS, AN INDIVIDUAL V. SMB, CITY NATIONAL BANK AND ROES 1-50, INCLUSIVE, Los Angeles Superior Court Case No. BC 113532. See discussion of this litigation set forth in the Company's Quarterly Report on Form 10-Q for the first quarter of 1999.

    FINANCIAL INSTITUTION PARTNERS, L.P. AND HOVDE CAPITAL, INC. V. CALIFORNIA COMMERCIAL BANKSHARES, ET AL. The dispute between Financial Institution Partners, Hovde Capital and the Company was resolved on mutually acceptable terms as of June 30, 1999, and the lawsuit captioned FINANCIAL INSTITUTION PARTNERS, L.P. AND HOVDE CAPITAL, INC. V. CALIFORNIA COMMERCIAL BANKSHARES, ET AL. filed in the United States District Court for the Central District of California was dismissed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBITS

 EXHIBIT
 NUMBER                                             DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
 2.1       Agreement and Plan of Merger, dated as of May 19, 1999, by and between Western Bancorp and
             U.S. Bancorp (Exhibit 99.1 of the Company's Current Report on Form 8-K filed on May 28, 1999 and incorporated herein by this reference)
 3.1       Restated Articles of Incorporation of Western Bancorp. (Exhibit 3.1 of the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by this reference)
 3.2       Restated Bylaws of Western Bancorp. (Exhibit 3.2 of Registration Statement No. 333-35271 filed on September 10, 1997 on Form S-4/A and incorporated herein by this reference)
10.1       Monarch Bancorp 1983 Stock Option Plan; Form Incentive Stock Option Agreement and Form
             Nonstatutory Stock Option Agreement. (Exhibit 10.2 of Registration Statement No. 2-85442
             filed on July 27, 1983 on Form S-1 and incorporated herein by this reference)
10.2       Third Amendment to Revolving Credit Agreement, First Amendment to Pledge Agreement and Waiver,
             dated January 26, 1997. (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1997 and incorporated herein by this reference)
10.3       1993 Stock Option Plan as Amended May 15, 1996. (Exhibit 10.9 of the Company's Annual Report
             on Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by this reference)
10.4       1993 Stock Option Plan as Amended on March 19, 1998 (Exhibit 10.1 of the Company's Proxy
             Materials for the 1998 Annual Meeting of Shareholders filed on Schedule 14-A and incorporated herein by this reference)
10.5       Executive Salary Continuation Agreement, dated as of January 1, 1988, between National Bank of
             Southern California and Mark H. Stuenkel. (Exhibit 10.6 of the Company's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by this reference)
10.6       Western Bancorp Executive Severance Policy. (Exhibit 10.8 of the Company's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by this reference)
10.7       Stock Option Agreement, dated as of May 19, 1999, by and between Western Bancorp and U.S.
             Bancorp (Exhibit 99.2 of the Current Report on Form 8-K filed on May 28, 1999 and incorporated herein by this reference)
11.0       Computation of Earnings Per Common Share (See Note 5 of the Notes to Unaudited Consolidated
             Financial Statements contained in "Item 1. Consolidated Financial Statements (unaudited)" of this Quarterly Report on Form 10-Q.)
27.1       Financial Data Schedule

  REPORTS ON FORM 8-K

    On April 29, 1999, the Company filed a Current Report on Form 8-K announcing, under Item 5, financial results of the Company for the first quarter of 1999.

    On May 28, 1999 the Company filed a Current Report on Form 8-K announcing, under Item 5, the execution of an Agreement and Plan of Merger pursuant to which the Company will merge with and into

U.S. Bancorp, and the declaration of a cash dividend, and discussing the timing of the Company's Annual Meeting.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WESTERN BANCORP

Date: August 13, 1999                            /s/ ARNOLD C. HAHN
                                     -----------------------------------------
                                                  Arnold C. Hahn,
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

Date: August 13, 1999                        /s/ JULIUS G. CHRISTENSEN
                                     -----------------------------------------
                                               Julius G. Christensen,
                                             EXECUTIVE VICE PRESIDENT,
                                           GENERAL COUNSEL AND SECRETARY